Form 10KSB
period 2002-03-31
COMMONWEALTH EQUITIES INC
filed 2002-07-15
CIK 1166016

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                              FORM 10-KSB

[x]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended - March 31, 2002

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from:

                  Commission  file number:   000-49615

                      COMMONWEALTH EQUITIES, INC.
             --------------------------------------------
            (Name of Small Business Issuer in its charter)

         Delaware                                    41- 0981849
   ------------------------------                  -----------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                Identification Number)

               444 Park Forest Way, Wellington, FL 33414
                 --------------------------------------
                (Address of principal executive offices)

                Issuer's telephone number: 561-798-4294

     Securities registered under Section 12(b) of the Act: None

         Securities registered under Section 12(g) of the Act:

               Common Stock, $0.001 par value per share
                         (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES [X] NO [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-KSB or any amendment to this Form 10-KSB.        [  ]

    State issuer's revenues for its most recent fiscal year.   $ -0-

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act):                                                            -0-

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                    Yes [ ] No [ ] Not applicable.

              (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                  4,000,000 as of March 31, 2002.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No  [ ]

                                  PART I

ITEM 1.  BUSINESS

Commonwealth Equities, Inc. (the "Company") was incorporated on April
18, 1967, under the laws of the State of Minnesota as Warren B. Johnson
& Associates, Inc., to open and franchise a family style restaurant.   On May
15, 1968, the Company amended its name to International House of Diamond Jim's, Inc., and on February 25, 1968, the Company amended its name to Warren Johnson's, Inc. Pursuant to an offering under Regulation
A (File No. 24C-3027), which became effective July 22, 1969, the
Company completed an offering of its securities in Minnesota.  On
February 25, 1971, the Company amended its name to Commonwealth
Equities, Inc. and redomiciled as a Delaware corporation, and began to engage in the real estate business and various other areas. In 1975, the real estate market fell, and the decision was made to not move further into any other operations, and therefore the corporation ceased to do business. No further business was engaged in by the Company since the divestiture. On August 8, 1995, the Company's charter was renewed perpetual to February
8, 1975, the date of the expiration of the charter. It's purpose is to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage and has no operations since the renewal of its charter. The Company has not commenced any operational activities. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described below under "Item 2, Plan of Operation". As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan herein.

The Company's business is subject to numerous risk factors, including the following:


NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS. The Company has had no operating history nor any revenues or earnings from operations since the renewal of its charter. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

SPECULATIVE NATURE OF COMPANY'S PROPOSED OPERATIONS. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

SCARCITY OF AND COMPETITION FOR BUSINESS
OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.
Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION - NO
STANDARDS FOR
BUSINESS COMBINATION. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluations. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, the Company never commenced any operational activities. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY. While seeking a business combination, management anticipates devoting up to twenty hours per month to the business of the Company. The Company's officers have not entered into written employment agreements with the Company and are not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations. See "MANAGEMENT."

CONFLICTS OF INTEREST - GENERAL. The Company's officers and directors participate in other business ventures which compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest. See "ITEM 5.
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS - CONFLICTS OF INTEREST."

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE
ACQUISITION. Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

LACK OF MARKET RESEARCH OR MARKETING
ORGANIZATION. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company.
Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

LACK OF DIVERSIFICATION. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business opportunity. Consequently, the Company's activities will be limited to those engaged in by the business opportunity which the Company merges with or acquires.
The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

REGULATION. Although the Company will be subject to regulation under the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940.
In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT.
A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's common stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP
FOLLOWING BUSINESS COMBINATION. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of such private company. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and would most likely result in a change in control or management of the Company.

DISADVANTAGES OF BLANK CHECK OFFERING. The
Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

REQUIREMENT OF AUDITED FINANCIAL STATEMENTS
MAY DISQUALIFY BUSINESS OPPORTUNITIES. Management of the
Company believes that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.


GENERAL BUSINESS PLAN

At this time, the Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The
Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See Item 7, "Financial Statements and Supplemental Data." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company intends to advertise and promote the Company privately. The Company has not yet prepared any notices or advertisements.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements;
history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company do expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The
Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

The officers of the Company, have limited experience in managing companies similar the Company, and shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life.
It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present shareholders of the Company will pay these charges, as interest free loans to the Company. However, the only opportunity which shareholders have to have these loans repaid will be from a prospective merger or acquisition candidate. Shareholders have agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proposed transaction.


ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company.
Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code").


In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated herein above, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-
KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of the present management of the Company.

If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

The Company does not intend to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.


COMPETITION

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.


ITEM 2. DESCRIPTION OF PROPERTY

The Registrant has no properties and at this time has no agreements to acquire any properties. The Company currently maintains a mailing address at 444 Park Forest Way, Wellington, FL 33414, which is the address of its President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.


ITEM 3. LEGAL PROCEEDINGS.

There is no litigation pending or threatened by or against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

No matters were submitted during the fourth quarter of the calendar year covered by this report to a vote of security holders.

ITEM 5. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT.

The following table sets forth, as of March 31, 2002, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors individually and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

     Name and Address              Amount of Beneficial
  of Beneficial Owner                  Ownership            Percentage of
                                                                Class
---------------------------        --------------------      -----------

Alvin Roth                            851,893 shares            21.3%
P.O. Box 11913
Ft. Lauderdale, FL   33339

Prime Rate Income & Dividend
Enterprises, Inc.                   2,000,000 shares            50.0%
2525 Fifteenth Street, Suite 3H
Denver, CO   80211

All Executive Officers and          2,851,893 shares            71.3%
Directors as a Group

ITEM 6. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The Directors and Officers of the Company are as follows:

          Name                Age       Positions and
                                        Offices Held
-----------------------      -----      -----------------------
     Peter Porath             70        President and Director
     Alvin Roth               72        Director
     Michael Schumacher       53        Treasurer, Secretary
                                        and Director

There are no agreements or understandings for any officer or director to resign at the request of another person and none of the above named officers and directors are acting on behalf of or will act at the direction of any other person.

There is no family relationship between any Director or Executive Officer of the Company.

The Company presently has no committees.

Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the business experience of such persons during at least the last five years:

PETER PORATH.  Mr. Porath has served as the President and a Director
of the Company since November 2000.   He also served as the President
and a director of Vacation Ownership Marketing, Inc. until August 2001.

ALVIN ROTH.  Alvin Roth owns 465,788 shares individually. In addition,
Mr. Roth owns 386,105 beneficially.   Mr. Roth has served as a director of
the Company since 1969.

MICHAEL SCHUMACHER.  Michael Schumacher owns no shares
individually. Mr. Schumacher, Treasurer and Director of the Company, is also President of Prime Rate Income & Dividend Enterprises, Inc., which owns 2,000,000 shares of the Company. Mr. Schumacher was CFO of Go
Online Networks, Inc. from July 7, 2001 to November 23, 2001. Mr. Schumacher was President and Director of Rocky Mountain Power
Company from 1997 to 1999.   Mr. Schumacher is also the director and
President of Schumacher & Associates, Inc., a certified public accounting firm located in Denver, Colorado that provides audit services, principally to public companies on a national basis throughout the U.S.A. Mr. Schumacher is a Certified Public Accountant, Certified Management Accountant and an Accredited Financial Planning Specialist. Mr. Schumacher has a bachelors degree in Business Administration with a major in accounting from the University of Nebraska at Kearney and a Masters in Business Administration from the University of Colorado.

PREVIOUS BLANK-CHECK EXPERIENCE

Mr. Peter Porath, President and a Director of the Company, and Mr.
Michael Schumacher, Treasurer, Secretary and a Director of the Company, have been involved either as an officer or director, or both, with another blank-check company which has completed some form of corporate reorganization. This company is Vacation Ownership Marketing, Inc.
(VAOW). During August 2001, Mr. Schumacher and Mr. Porath both resigned as officers and directors of VAOW upon completion of a change in control of VAOW.

CONFLICTS OF INTEREST

The Company's officers and directors have in the past and may in the future be officers and directors of other companies of a similar nature and with a similar purpose as the Company. Consequently, there are potential inherent conflicts of interest in Mr. Porath and Mr. Schumacher acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs. The officers and directors of the Company may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If a situation arises in which more than one company desires to merge with or acquire that target company and the principals of the proposed target company have no preference as to which company will merge or acquire such target company, the company of which Mr. Porath first became an officer and director will be entitled to proceed with the transaction. As between the Company and the other companies formed, the Company which first filed a registration statement with the Securities and Exchange Commission will be entitled to proceed with the proposed transaction.
Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

INVESTMENT COMPANY ACT OF 1940

Although the Company will be subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment
Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

ITEM 7. EXECUTIVE COMPENSATION.

None of the Company's officers and/or directors receive any compensation for their respective services rendered to the Company, nor have they received such compensation since the renewal of the Company's charter.
They both have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Registrant has generated revenues from operations after consummation of a merger or acquisition. As of the date of this registration statement, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or more members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.

ITEM 8. CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS.

During the year ended March 31, 2001, the Company issued a total of 2,000,000 shares of Common Stock to Prime Rate Income & Dividend
Enterprises, Inc. for a total of $10,100 in cash.

In addition, during the year ended March 31, 2001, the Company issued a total of 269,425 shares of Common Stock to the following persons for services valued at $1,375, rendered to the Company:


       NAME                NUMBER OF SHARES    TOTAL CONSIDERATION
     -----------------    ------------------   -------------------
     Alvin Roth                 219,425              $ 1,120
     William Nordstrom           50,000              $   255
                              -----------            -------
     Total                      269,425              $ 1,375


The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which any of the Company's Officers, Directors, principal shareholders or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy, through their own initiative may be changed.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

ITEM 9. DESCRIPTION OF SECURITIES.

COMMON STOCK

The Company's Articles of Incorporation authorize the issuance of 50,000,000 shares of Common Stock, $.001 par value. Each record holder of Common Stock is entitled to one vote for each share held on all matters promptly submitted to the stockholders for their vote. Cumulative voting for the election of directors is not permitted by the Articles of Incorporation.

Holders of outstanding shares of Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of the Company, holders are entitled to receive, ratably, the net assets of the Company available to stockholders after distribution is made to the preferred stockholders, if any, who are given preferred rights upon liquidation. Holders of outstanding shares of Common Stock are, and all unissued shares when offered and sold will be, duly authorized, validly issued, fully paid, and nonassessable. To the extent that additional shares of the Company's Common Stock are issued, the relative interests of the existing stockholders may be diluted.

PREFERRED STOCK

The Company's Articles of Incorporation authorize the issuance of 1,000,000 shares of Preferred Stock, $.0001 par value. The Board of
Directors of the Company is authorized to issue the Preferred Stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of Preferred Stock into Common Stock. At present, no Preferred Stock is issued or outstanding or contemplated to be issued.

DIVIDENDS

No dividends have been paid by the Company on any of its securities in the past and such dividends are not contemplated in the foreseeable future.





                              PART II

ITEM 10. MARKET PRICE FOR COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS.

There is no trading market for the Registrant' s Common Stock at present and there has been no trading market to date. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the aftermarket for the Company's securities and management does not intend to initiate any such discussions until such time as the Company has consummated a merger or acquisition. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

     (a) MARKET PRICE. The Registrant's Common Stock is not quoted on a public market at the present time.

     (b) HOLDERS. There are one thousand, twelve (1,012) holders of the Company's Common Stock. During 1971 through 1973, the
Company issued a total of 1,730,575 of its Common Shares to various persons in exchange for services, goodwill, acquisition, merger agreement, cancellation of notes, and cash. During the year ended March 31, 2001, the company issued 269,425 of its Common Shares to two individuals in exchange for services valued at $1,375. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by Section
4(2) of the Securities Act of 1933.

     (c) DIVIDENDS. The Registrant has not paid any dividends since the renewal of its charter, and has no plans to do so in the immediate future.

ITEM 11. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

The Registrant intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Registrant has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition.
None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

While the Company will attempt to obtain audited financial statements of a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within seventy-five days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents.

The Registrant has no full time employees. The Registrant's officers have agreed to allocate a portion of their time to the activities of the Registrant, without compensation. Management anticipates that the business plan of the Company can be implemented by each officer devoting approximately twenty hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "ITEM 6, DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS."

The Company's officers and directors may, in the future, become involved with other companies which have a business purpose similar to that of the Company. As a result, conflicts of interest may arise in the future. If such a conflict does arise and an officer or director of the Company is presented with a business opportunity under circumstances where there may be a doubt as to whether the opportunity should belong to the Company or another company they are affiliated with, they will disclose the opportunity to all such companies. If a situation arises in which more than one company desires to merge with or acquire that target company and the principals of the proposed target company have no preference as to which company will merge or acquire such target company, the company of which Mr. Porath first became an officer and director will be entitled to proceed with the transaction.

Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Registrant. The Articles of Incorporation of the Company provides that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.


ITEM 12. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
FINANCIAL DISCLOSURE.

The Registrant recently engaged its current auditors and has not had previously engaged accountants since 1995. There are no disagreements with the prior accountants on accounting and financial disclosures.


ITEM 13. RECENT SALES OF UNREGISTERED SECURITIES.

During the past three years, the Registrant has sold securities which were not registered as follows:

                                                  NUMBER
     DATE                     NAME                OF SHARES  CONSIDERATION
----------------    -------------------------     ---------  -------------
October 19, 2000    Prime Rate Income &           2,000,000  Cash of $10,100
                    Dividend Enterprises, Inc.
October 19, 2000    Alvin N. Roth                   219,425  Services rendered
October 19, 2000    William Nordstrom                50,000  Services rendered
                                                -----------
     Total                                        2,269,425

PART F/S

FINANCIAL STATEMENTS.

Attached are audited financial statements for the Company for the years ended March 31, 2002 and March 31, 2001. The following financial statements are attached to this report and filed as a part thereof. See pages F-1 through F-8.

1) Table of Contents - Financial Statements            F-1
2) Report of Independent Certified Public Accountants  F-2
3) Balance Sheets                                      F-3
4) Statements of Operations                            F-4
5) Statement of Changes in Stockholders' Equity        F-5
6) Statements of Cash Flows                            F-6
7) Notes to Financial Statements                       F-7

PART IV

ITEM 1. EXHIBIT INDEX.

EXHIBIT
NUMBER         DESCRIPTION              LOCATION
-----------    -----------              --------
(23)           Consents - Experts:

23.1           Consent of Miller & McCollom, P.C.          Filed herewith

                         COMMONWEALTH EQUITIES, INC.
                         (A Development Stage Company)

                            FINANCIAL STATEMENTS

                                  With

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



                                                    Page
                                                    ----
Report of Independent Certified Accountants         F-2

Financial Statements

    Balance Sheets                                  F-3

    Statements of Operations                        F-4

    Statement of Changes in Stockholders' Equity    F-5

    Notes to Financial Statements                F-7 to F-11

Report of Independent Certified Public Accountants

The Board of Directors
Commonwealth Equities, Inc.
Wellington, FL

We have audited the accompanying balance sheets of Commonwealth Equities, Inc. (A Development Stage Company) as of March 31, 2002, and 2001 and the related statements of operations, stockholders' equity and cash flows for the two years ended March 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Commonwealth Equities, Inc. as of March 31, 2002, and 2001 and the results of its operations, changes in its stockholders' equity and its cash flows for the two years ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 5, the Company has minimal working capital and no business operations, which raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller and McCollom

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
July 1, 2002

                         COMMONWEALTH EQUITIES, INC.
                       (A Developement Stage Company)
                             BALANCE SHEETS

                                ASSETS

                                                    March 31,      March 31,
                                                      2002           2001
                                                    ---------      ---------
CURRENT ASSETS
 Cash and cash equivalents                        $    4,163      $    10,100
   Total current assets                                4,163           10,100
                                                  ----------      -----------
       Total assets                               $    4,163      $    10,100
                                                  ==========      ===========
<CATION>
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - related party (Note 4)       $    3,212      $     ---
                                                  ----------      -----------
    Total current liabilities                          3,212            ---
                                                  ----------      -----------
        Total liabilities                              3,212            ---

Commitments and contingencies (Notes 2 and 3)           ---             ---

STOCKHOLDERS' EQUITY
  Prefered stock, $.0001 par value; 1,000,000
   shares authorized , none issued and
   outstanding                                          ---             ---
  Common stock, $.001 par value, 50,000,000
   shares authorized, 4,000,000 shares issued
   and outstanding at December 31, 2001 and
   March 31, 2002                                      4,000            4,000
  Additional paid-in capital                         655,235          655,235
  Deficit accumulated during the developement
   period                                           (658,284)        (649,135)
                                                  -----------     ------------
    Total Stockholders' equity                    $      951      $    10,100
                                                  ----------      -----------
    Total liabilities and stockholders; equity    $    4,163      $    10,100
                                                  ==========      ===========





  The accompanying notes are and integral part of the financial statements.

                         COMMONWEALTH EQUITIES, INC.
                       (A Developement Stage Company)

                         STATEMENTS OF OPERATIONS

                                                                 For the
                                                               period from
                                                                August 8,
                                                               1995 (date
                                                                of charter
                                     Year           Year        renewal)
                                    Ended          Ended         through
                                   March 31,      March 31,     March 31,
                                     2002           2001          2002
                                   --------       --------      ---------
Revenues                         $      ---     $      ---     $      ---

Costs and Expenses -
  Professional fees                   8,738            ---          8,738
  Stock issued for services             ---          1,375          1,375
  Administrative and other              411            ---            411
                                 ----------     ----------     ----------
                                      9,149          1,375         10,524

Net (loss)                       $   (9,149)    $   (1,375)    $  (10,524)
                                 ===========    ===========    ===========
(Loss) per share                 $        *     $        *     $        *
                                 ===========    ===========    ===========
Weighted average shares
  outstanding                     4,000,000      4,000,000      4,000,000
                                 ===========    ===========    ===========
* Less and $.01 per share









  The accompanying notes are an integral part of the financial statements.

                         COMMONWEALTH EQUITIES, INC.
                       (A Developement Stage Company)

              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                          Additional
                    Common      Stock      Paid-in     Accumulated
                    Shares     Amount      Capital     (Deficit)     Total
                    ------     ------     ----------   -----------  -------
Balance at August
8, 1995 (date of
charter renewal)
and at March 31,
2000               1,730,575    1,730       646,030     (647,760)         ---

Common stock
issued for
Services             269,425      270         1,105          ---        1,375

Common stock
issued for cash    2,000,000    2,000         8,100          ---       10,100

Net (loss) for
year ended March
31, 2001                 ---      ---           ---       (1,375)      (1,375)
                   ---------  -------       -------     ---------     --------
Balance at March
31, 2001           4,000,000   4,000        655,235     (649,135)      10,100

Net (loss) for
year ended March
31, 2002                 ---     ---            ---       (9,149)      (9,149)
                   ---------  ------        --------    ---------     --------
Balance at March
31, 2002           4,000,000  $4,000        $655,235   $(658,284)     $   951
                   =========  ======        ========   ==========     =======


  The accompany notes are and integral part of the financial statements.

                         COMMONWEALTH EQUITIES, INC.
                       (A Developement Stage Company)

                          STATEMENT OF CASH FLOWS

                                                                   For the
                                                                  period from
                                                                   August 8,
                                                                  1995 (date
                                                                   of charter
                                        Year           Year        renewal)
                                       Ended          Ended         through
                                      March 31,      March 31,     March 31,
                                         2002           2001          2002
                                      --------       --------      ---------
Cash flows from operating activities:
 Net loss                            $   (9,149)   $   (1,375)    $   (10,524)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Increase in accounts payable        3,212            ---          3,212
      Stock issued for services             ---          1,375          1,375
                                     ----------    -----------    -----------
Net cash (used) by operating
  activities                             (5,937)           ---         (5,937)

Cash flows from investing activities        ---            ---            ---
                                     ----------    -----------     -----------
Net cash (used) by investing
  activities                                ---            ---            ---

Cash flows from financing activities:
  Common stock issued for cash              ---         10,100         10,100
                                     ----------    -----------     ----------
Net cash provided (used) by
  financing services                        ---         10,100         10,100
                                     ----------    -----------     ----------
Net (increase) decrease in cash          (5,937)           ---          4,163

Cash at beginning of period              10,100            ---            ---
                                     ----------    -----------     ----------
Cash at end of period                $    4,163    $    10,100     $    4,163
                                     ----------    -----------     ----------
Supplemental disclosure of cash
  flow information:

Interest paid                        $      ---    $       ---     $      ---
                                     ----------    -----------     ----------
Income taxes paid                    $      ---    $       ---     $      ---
                                     ----------    -----------     ----------





  The accompany notes are and integral part of the financial statements.
                                  F-6

                     COMMONWEALTH EQUITIES, INC.
                   (A Development Stage Company)
                   Notes to Financial Statements
                           March 31, 2002

Note 1 Summary of Significant Accounting Policies
-------------------------------------------------
This summary of significant accounting policies of Commonwealth Equities, Inc. (Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

Organization
------------
The Company was incorporated in the State of Minnesota as Warren B. Johnson & Associates, Inc. On May 15, 1968, the Company amended its name to International House of Diamond Jim's, Inc., and on February 25,1969, the Company amended its name to Warren Johnson's, Inc.; and on February 25, 1971, the Company amended its name to Commonwealth Equities, Ind., and re-domiciled as a Delaware corporation. The Company renewed its charter on August 8, 1995. The Company is in the development stage and has had no significant operations.

Description of Business
-----------------------
Management's plan is to start a new business or seek a business combination.

Development Stage Enterprise
----------------------------
Based upon the Company's business plan, it is a development stage enterprise as of the year ending March 31, 2002. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Per Share Information
---------------------
Per share information is computed by dividing the net income or loss by the weighted average number of shares outstanding during the period.

                    COMMONWEALTH EQUITIES, INC.
                   (A Development Stage Company)
                   Notes to Financial Statements
                         March 31, 2002

Note 1 Summary of Significant Accounting Policies, continued
------------------------------------------------------------
Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties
-----------------------
The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for launching a new business venture.

Revenue Recognition
-------------------
The Company has had no revenue to date.

Cash and Cash Equivalents
-------------------------
The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

Fair Value of Financial Instruments
-----------------------------------
Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, cash equivalents, accounts payable-related party approximate their estimated fair values due to their short-term maturities.

                     COMMONWEALTH EQUITIES, INC.
                    (A Development Stage Company)
                    Notes to Financial Statements
                           March 31, 2002

Note 1  Summary of Significant Accounting Policies, continued
-------------------------------------------------------------
Recent Accounting Pronouncements
--------------------------------
The Company adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

In June of 1998, the FASB issued Statement of Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters to all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operation, financial position or cash flows, as it currently does not engage in any derivative or hedging activities.

The Company adopted Statement of Financial Accounting Standards ("FAS")
No. 130, "Reporting Comprehensive Income". FAS No. 130, requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The company does not have any components of comprehensive income other than net loss.

In December 1999, The Securities and Exchange commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC amended SAB 101 to require companies with fiscal years beginning after December 15, 1999 to implement the provisions of SAB 101 no later than the fourth fiscal quarter. The Company adopted the provisions of SAB 101 in the fiscal quarter ending January 31, 2001. The Company does not expect the adoption to have any material effect on its financial statements.

                      COMMONWEALTH EQUITIES, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                            March 31, 2002


Note 1  Summary of Significant Accounting Policies, continued
-------------------------------------------------------------
Income taxes
------------
The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Other
-----
The Company has selected March 31 as its fiscal year end.

The company has paid no dividends.

No advertising expense has been incurred.

The Company consists of one reportable business segment.

The Company has not entered into any leases.

All of the Company's assets are located in the United States.

Note 2  Income Taxes
--------------------
As of March 31, 2002, the Company has an estimated net operating loss carry forward of $10,524 to offset future taxable income. The net operating loss carry forward, if not used, will expire between 2016 and 2022, and may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

Significant components of the Company's net deferred income tax asset are as follows:

     Net operating losses carry forward  $   1,947
     Deferred income tax allowance          (1,947)
                                         ----------
     Net deferred income tax asset             ---

                       COMMONWEALTH EQUITIES, INC.
                     (A Developement Stage Company)
                     Notes to Financial Statements
                          March 31, 2002

Note 2  Income Taxes, continued
-------------------------------
The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

     Tax (benefit) at Federal statutory rate     (15.00)%
     State tax (benefit) net of Federal benefit   (3.50)
     Valuation allowance                          18.50
     Tax provision (benefit)                      00.00

Note 3  Common Stock
--------------------
During the year ended March 31, 2001, the Company issued 2,269,425 shares of its common stock. The Company issued 269,425 to two individuals to recognize services rendered for the Company including 219,467 shares issued to a director. In accordance with FAS 123, this stock was recorded at $1,375, which was the estimated fair value of the services performed at a weighted-average price of $.0051 per share. In addition, the Company issued 2,000,000 for $10,100 to a corporation, which then became a fifty-percent owner.

Note 4  Related Party
---------------------
The Company owes advances made to it by the fifty-percent owner, a related party.

Note 5  Basis of Presentation
-----------------------------
Generally accepted accounting principles in the United States of America contemplates the continuation of the Company as a going concern. However, the Company has minimal working capital and no business operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to obtain capital for a new business or locate a business combination candidate. Management believes actions planned and presently being taken provide the opportunity for the Company to continue as a going concern.

                                SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)                    COMMONWEALTH EQUITIES, INC.





BY(Signature)                   /s/Peter Porath
(Date)                          July 9, 2002
(Name and Title)                Peter Porath, President and Director


BY(Signature)                   /s/Michael L. Schumacher
(Date)                          July 9, 2002
                                Michael L. Schumacher
                                Secretary, Treasurer and Director