Form 10QSB
period 2002-06-30
COMMONWEALTH EQUITIES INC
filed 2002-08-19
CIK 1166016

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                           FORM 10-QSB



        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended June 30, 2002


              Commission File Number:   000-49615


       Commonwealth Equities, Inc.  (A Development Stage Company)
    ----------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)


          Delaware                                     41-0981849
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)



                 444 Park Forest Way, Wellington, FL  33414
       ----------------------------------------------------------
      (Address of principal executive offices including zip code)


                               561-798-4294
                      --------------------------
                     (Issuer's telephone number)





Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of June 30, 2002, the Registrant had 4,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                              INDEX

                                                               Page
                                                              Number
                                                              ------
Part I.   Financial Information

     Item I.   Financial Statements


       Balance Sheets as of June 30, 2002 (Unaudited)
         and March 31, 2002
                                                                 2

       Statements of Operations, Three Months
         Ended June 30, 2002 and 2001 (Unaudited)                3

       Statements of Cash Flows, Three Months
         Ended June 30, 2002 and 2001 (Unaudited)                4

       Notes to Financial Statements                             5

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                      6

Part II.  Other Information                                      7

                     COMMONWEALTH EQUITIES, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                           BALANCE SHEETS

                               ASSETS

                                                  June 30,        March 31
                                                    2002            2002
                                                (Unaudited)    (See Note 1)
                                                -----------    ------------
Current Assets
     Cash and cash equivalents                $        4,143   $        4,163
                                              --------------   --------------
   Total Current Assets                                4,143            4,163
                                              --------------   --------------
   Total Assets                               $        4,143            4,163
                                              ==============   ==============



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable, related party           $       8,780    $       3,212
                                               -------------    -------------
  Total Current Liabilities                            8,780            3,212
                                               -------------    -------------

Stockholders' Equity (Deficit):
Preferred Stock, $.0001 par value,
     1,000,000 shares authorized
     none issued and outstanding                           -                -
 Common Stock, $.001 par value,
     50,000,000 shares authorized
     4,000,000 shares issued and
     outstanding                                       4,000            4,000
Additional paid-in capital                           655,235          655,235
Deficit accumulated during development stage        (663,872)        (658,284)
                                                -------------   --------------
Total Stockholders' Equity (Deficit)                  (4,637)             951
                                                -------------   -------------

Total Liabilities and Stockholders'
 Equity (Deficit)                               $      4,143    $       4,163
                                                ============    =============

The accompanying notes are an integral part of the financial statements.

                      COMMONWEALTH EQUITIES, INC.
                     (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                             For the period
                                                             from August 8,
                                                             1995 (date of
                                                            charter renewal
                              Three Months Ended                through
                            June 30,       June 30,             June 30,
                             2002            2001                 2002

Revenues                  $            -    $          -      $            -
                          --------------    ------------      --------------

Operating Expenses:
 Professional fees                 4,861           5,875              13,599
 Stock issued for services             -               -               1,375
 Administrative and other            727             299               1,138
                          --------------    ------------      --------------
Total Operating Expenses           5,588           6,174              16,112
                          --------------    ------------      --------------

Net Loss                  $       (5,588)   $     (6,174)     $      (16,112)
                          ---------------   -------------     ---------------

Per Share                 $       (.0014)   $     (.0015)     $       (.0040)
                          ===============   =============     ===============

Weighted Average Number
 of Shares Outstanding          4,000,000      4,000,000           4,000,000
                          ===============   ============      ==============














The accompanying notes are an integral part of the financial statements.

                       COMMONWEALTH EQUITIES, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                        STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                           For the period
                                                           from August 8,
                                                           1995 (date of
                                                           charter renewal
                                 Three Months Ended           through
                               June 30,       June 30,        June 30,
                                2002            2001            2002
Cash Flows from
 Operating Activities:
   Net (loss)                 $      (5,588)  $    (6,174)   $     (16,112)
    Increase in accounts
     payable, related party           5,568         6,174            8,780
    Stock issued for services             -             -            1,375
                              --------------  ------------   --------------
 Net Cash (Used in)
  Operating Activities                  (20)            -           (5,957)
                              --------------  -----------    --------------


Cash Flows from Investing
  Activities                              -             -                -
                              -------------   -----------    -------------

Cash Flows from Financing
 Activities:
  Issuance of common stock                -             -           10,100
                               ------------   -----------    -------------
  Net Cash Provided by
   Financing Activities                   -             -           10,100
                               ------------   -----------    -------------

Increase (decrease) in Cash             (20)            -            4,143

Cash, Beginning of Period             4,163        10,100                -
                               ------------   -----------    -------------

Cash, End of Period            $      4,143   $    10,100    $       4,143
                               ============   ===========    =============

Interest Paid                  $          -   $         -    $           -
                               ============   ===========    =============

Income Taxes Paid              $          -   $         -    $           -
                               ============   ===========    =============



The accompanying notes are an integral part of the financial statements.

                        COMMONWEALTH EQUITIES, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO FINANCIAL STATEMENTS
                         June 30, 2002 (Unaudited)

(1)   Condensed Financial Statements

The financial statements included herein have been prepared by Commonwealth Equities, Inc. (A Development Stage Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Commonwealth Equities, Inc. (A Development Stage Company) believes that the disclosures are adequate to make the information presented not misleading. The amounts shown for March 31, 2002 are derived from the March 31, 2002 audited financial statements. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002, filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Commonwealth Equities, Inc. (A Development Stage Company) later in the year.

The management of Commonwealth Equities, Inc. (A Development
Stage Company) believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2)  Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.
However, the Company has sustained operating losses since its inception and has a net capital deficiency. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management is in the process of attempting to raise additional capital and reduce operating expenses. Management believes that its ability to raise additional capital and reduce operating expenses provide an opportunity for the Company to continue as a going concern.

                                ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


Commonwealth Equities, Inc.  (A Development Stage Company) (the
"Company") was incorporated under the laws of Minnesota as Warren B.
Johnson & Associates, Inc. On May 15, 1968, the Company amended its name to International House of Diamond Jim's, Inc., and on February 25, 1969, the Company amended its name to Warren Johnson's, Inc., and on February 25, 1971, the Company amended its name to Commonwealth
Equities, Inc., and re-domiciled as a Delaware corporation. The Company renewed its charter on August 8, 1995. The Company is in the development stage and has had no significant operations. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

The Company generated no revenues during the quarter ended June 30, 2002, and management does not anticipate any revenues until following the conclusion of a merger or acquisition.

The Company's assets are limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 2002, the Company had no material commitments for capital expenditures.

                       PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


  3.  Exhibit 99.1      Certification Pursuant to 18 U.S.C. Section 1350, as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002

  4.  Exhibit 99.2      Certification Pursuant to 18 U.S.C. Section 1350, as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                    Commonwealth Equities, Inc.
                                (A Development Stage Company)



(Date)                          August 16, 2002
BY(Signature)                   /s/Peter Porath
(Name and Title)                Peter Porath, President and Chief Executive
                                Officer