Form 10QSB
period 2002-09-30
COMMONWEALTH EQUITIES INC
filed 2002-11-27
CIK 1166016

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                           FORM 10-QSB



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended September 30, 2002
                                     ------------------

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

                       Yes X             No___


As of September 30, 2002, the Registrant had 4,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                  INDEX

                                                               Page
                                                              Number
                                                              ------
Part I.   Financial Information

  Item I.   Financial Statements

     Balance Sheets as of September 30, 2002 (Unaudited)
       and March 31, 2002                                        3

     Statements of Operations, Three Months
       Ended September 30, 2002 and 2001 (Unaudited)             4

     Statements of Operations, Six Months
       Ended September 30, 2002 and 2001 (Unaudited)             5

     Statements of Cash Flows, Six Months
       Ended September 30, 2002 and 2001 (Unaudited)             6

     Notes to Financial Statements                               7

  Item 2.   Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                         8

Part II.  Other Information                                      9

                     COMMONWEALTH EQUITIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                           BALANCE SHEETS

                               ASSETS

                                              September 30,        March 31
                                                2002                 2002
                                              (Unaudited)       (See Note 1)
                                            ----------------   --------------
Current Assets
     Cash and cash equivalents                $        4,111    $       4,163
                                              --------------    -------------
   Total Current Assets                                4,111            4,163
                                              --------------    -------------
  Total Assets                                $        4,111    $       4,163
                                              ==============    =============


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Accounts payable, related party          $       10,786    $       3,212
                                              --------------    -------------
  Total Current Liabilities                           10,786            3,212
                                              --------------    -------------
Stockholders' Equity (Deficit):
Preferred Stock, $.0001 par value,
     1,000,000 shares authorized
     none issued and outstanding                           -                -
 Common Stock, $.001 par value,
     50,000,000 shares authorized
     4,000,000 shares issued and
     outstanding                                       4,000            4,000
Additional paid-in capital                           655,235          655,235
Deficit accumulated during development stage        (665,910)        (658,284)
                                              ---------------    -------------
Total Stockholders' Equity (Deficit)                  (6,675)             951
                                              ---------------    ------------

Total Liabilities and Stockholders'
 Equity (Deficit)                             $        4,111     $      4,163
                                              ==============     ============

The accompanying notes are an integral part of the financial statements.

                    COMMONWEALTH EQUITIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS
                            (Unaudited)

                                                   Three Months Ended
                                               September 30,   September 30,
                                                  2002              2001
                                               -------------   -------------

Revenues                                       $          -     $          -
                                               ------------     ------------

Operating Expenses:
     Professional fees                                1,474                -
     Administrative and other                           564                7
                                               ------------     ------------
       Total Operating Expenses                       2,038                7
                                               ------------     ------------

Net Loss                                       $     (2,038)    $         (7)
                                               -------------    -------------

Per Share                                      $        nil     $        nil
                                               ============     ============

Weighted Average Number of Shares Outstanding     4,000,000        4,000,000
                                               ============     ============













The accompanying notes are an integral part of the financial statements.

                     COMMONWEALTH EQUITIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS
                            (Unaudited)

                                                               For the period
                                                               from August 8,
                                                               1995 (date of
                                                               charter renewal
                                        Six Months Ended          through
                                  September 30,  September 30,  September 30,
                                      2002           2001          2002
                                  -------------  -------------  -------------

Revenues                           $         -   $          -   $           -
                                   -----------   ------------   -------------

Operating Expenses:
     Professional fees                   6,335          5,875          15,073
     Stock issued for services               -              -           1,375
     Administrative and other            1,291            306           1,702
                                   -----------   ------------    ------------
       Total Operating Expenses          7,626          6,181          18,150
                                   -----------   ------------    ------------

Net Loss                           $    (7,626)  $     (6,181)   $    (18,150)
                                   ------------  -------------   -------------

Per Share                          $       nil   $        nil    $     (.0045)
                                   ===========   ============    =============

Weighted Average Number of
  Shares Outstanding                 4,000,000      4,000,000       4,000,000
                                   ===========   ============    ============














The accompanying notes are an integral part of the financial statements.

                    COMMONWEALTH EQUITIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                              For the period
                                                              from August 8,
                                                              1995 (date of
                                                              charter renewal
                                   Six Months Ended               through
                              September 30,   September 30,    September 30,
                                  2002            2001             2002
                              ------------    ------------     -------------
Cash Flows from Operating
  Activities:
    Net (loss)                $    (7,626)    $    (6,181)     $     (18,150)
    Increase in accounts
     payable, related party         7,574           6,181             10,786
    Stock issued for services           -               -              1,375
                              -----------     -----------      -------------
  Net Cash (Used in)
    Operating Activities              (52)              -             (5,989)
                              ------------    -----------      --------------


Cash Flows from Investing
  Activities                  ------------    -----------      --------------
                                        -               -                  -
                              ------------    -----------      --------------

Cash Flows from Financing
  Activities:
  Issuance of common stock              -               -             10,100
                              ------------    -----------      --------------
  Net Cash Provided by
    Financing Activities                -               -             10,100
                              ------------    -----------      --------------

Increase (decrease) in Cash           (52)              -              4,111

Cash, Beginning of Period           4,163          10,100                  -
                              ------------    -----------      --------------

Cash, End of Period           $     4,111     $    10,100      $       4,111
                              ===========     ===========      =============

Interest Paid                 $         -     $         -      $              -
                              ===========     ===========      =============

Income Taxes Paid             $         -     $         -      $               -
                              ===========     ===========      =============



The accompanying notes are an integral part of the financial statements.

                   COMMONWEALTH EQUITIES, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS
                 September 30, 2002 (Unaudited)

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

(2)  Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital.

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

The Company generated no revenues during the quarter ended September 30, 2002, and management does not anticipate any revenues until following the conclusion of a merger or acquisition.

The Company's assets are limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 2002, the Company had no material commitments for capital expenditures.

                     PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(REGISTRANT)       Commonwealth Equities, Inc.  (A Development Stage Company)



(Date)             November 4, 2002
BY(Signature)      /s/Peter Porath

                        CERTIFICATION PURSUANT TO
            18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Commonwealth Equities, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Porath, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



----------------------------------------------------------------------
BY(Signature)                 /s/Peter Porath
(Name and Title)              Peter Porath,President and Chief
                              Executive Officer
(Date)                        November 4, 2002

                         CERTIFICATION PURSUANT TO
             18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Commonwealth Equities, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. Schumacher, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



----------------------------------------------------------
BY(Signature)                  /s/Michael L. Schumacher
(Name and Title)               Michael L. Schumacher, Vice President and
                               Chief Financial Officer
(Date)                         November 4, 2002

                        CERTIFICATION PURSUANT TO
                18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
              SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Porath, President and Chief Executive Officer of
Commonwealth Equities, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Commonwealth Equities, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Date)                                  November 4, 2002




______________________________________

BY(Signature)                           Peter Porath
(Name and Title)                        Peter Porath, President and
                                        Chief Executive Officer

                      CERTIFICATION PURSUANT TO
             18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
           SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael L. Schumacher, Vice President and Chief Financial Officer of Commonwealth Equities, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Commonwealth Equities, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Date)                                November 4, 2002




______________________________________

BY(Signature)                         Michael L. Schumacher
(Name and Title)                      Michael L. Schumacher, Vice President
                                      and Chief Financial Officer