Form 10QSB
period 2002-12-31
COMMONWEALTH EQUITIES INC
filed 2003-02-07
CIK 1166016

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                             FORM 10-QSB



        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended December 31, 2002


                 Commission File Number:   000-49615


      Commonwealth Equities, Inc.  (A Development Stage Company)
  ----------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)


          Delaware                                      41-0981849
 ----------------------------               ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)



              444 Park Forest Way, Wellington, FL  33414
       ---------------------------------------------------------
      (Address of principal executive offices including zip code)


                              561-798-4294
                        -------------------------
                       (Issuer's telephone number)





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of December 31, 2002, the Registrant had 4,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                  INDEX

                                                              Page
                                                             Number
                                                             ------
Part I.   Financial Information

     Item I.   Financial Statements

       Balance Sheets as of December 31, 2002 (Unaudited)
        and March 31, 2002                                     2

       Statements of Operations, Three Months
        Ended December 31, 2002 and 2001 (Unaudited)           3

       Statements of Operations, Nine Months
         Ended December 31, 2002 and 2001 (Unaudited)          4

       Statements of Cash Flows, Nine Months
         Ended December 31, 2002 and 2001 (Unaudited)          5

       Notes to Financial Statements                           6

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                    7

Part II.  Other Information                                    8

                      COMMONWEALTH EQUITIES, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                              BALANCE SHEETS

                                  ASSETS

                                             December 31,        March 31
                                                2002               2002
                                             (Unaudited)       (See Note 1)
                                             -----------       ------------
Current Assets
     Cash and cash equivalents               $     4,132       $      4,163
                                             -----------       ------------
   Total Current Assets                            4,132              4,163
                                             -----------       ------------
  Total Assets                               $     4,132       $      4,163
                                             ===========       ============


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Accounts payable, related party         $    12,250       $      3,212
     Accrued expenses                              1,500                  -
                                             -----------       ------------
  Total Current Liabilities                       13,750              3,212
                                             -----------       ------------

Stockholders' Equity (Deficit):
Preferred Stock, $.0001 par value,
     1,000,000 shares authorized
     none issued and outstanding                       -                  -
 Common Stock, $.001 par value,
     50,000,000 shares authorized
     4,000,000 shares issued and
     outstanding                                   4,000              4,000
Additional paid-in capital                       655,235            655,235
Deficit accumulated during development stage    (668,853)          (658,284)
                                             ------------       ------------
Total Stockholders' Equity (Deficit)              (9,618)               951
                                             ------------       ------------

Total Liabilities and Stockholders'
 Equity (Deficit)                            $      4,132       $     4,163
                                             ============       ===========

The accompanying notes are an integral part of the financial statements.

                       COMMONWEALTH EQUITIES, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                   Three Months Ended
                                                December 31,  December 31,
                                                    2002          2001
                                                ------------  ------------
Revenues                                        $         -   $         -
                                                -----------   -----------

Operating Expenses:
     Professional fees                                2,568              -
     Administrative and other                           375             23
                                                -----------   ------------
       Total Operating Expenses                       2,943             23
                                                -----------   ------------

Net Loss                                        $    (2,943)  $        (23)
                                                ------------  -------------

Per Share                                       $       nil   $        nil
                                                ===========   ============


Weighted Average Number of Shares Outstanding     4,000,000      4,000,000
                                                ===========   ============














The accompanying notes are an integral part of the financial statements.

                       COMMONWEALTH EQUITIES, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                             For the period
                                                             from August 8,
                                                             1995 (date of
                                                             charter renewal
                                       Nine Months Ended         through
                                  December 31,  December 31,   December 31,
                                     2002           2001           2002
                                  ------------  ------------   -------------
Revenues                          $         -   $         -    $          -
                                  -----------   -----------    ------------
Operating Expenses:
     Professional fees                  8,903         5,875          17,641
     Stock issued for services              -             -           1,375
     Administrative and other           1,666           329           2,077
                                  -----------   -----------     -----------
       Total Operating Expenses        10,569         6,204          21,093
                                  -----------   -----------     -----------

Net Loss                          $   (10,569)  $    (6,204)    $   (21,093)
                                  ------------  ------------    ------------

Per Share                         $        nil  $       nil     $    (.0053)
                                  ============  ===========     ============

Weighted Average Number of Shares
  Outstanding                        4,000,000    4,000,000        4,000,000
                                  ============  ===========     ============














The accompanying notes are an integral part of the financial statements.

                       COMMONWEALTH EQUITIES, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                For the period
                                                                from August 8,
                                                                 1995 (date of
                                                               charter renewal
                                        Nine Months Ended           through
                                     December 31,   December 31,  December 31,
                                        2002           2001           2002
                                     ------------   ------------  ------------
Cash Flows from Operating Activities:
     Net (loss)                       $  (10,569)   $    (6,204)  $   (21,093)
      Increase in accounts payable,
        related party                      9,038            299        12,250
      Increase in accrued expenses         1,500              -         1,500
      Stock issued for services                -              -         1,375
                                      ----------     ----------    ----------
  Net Cash (Used in) Operating
      Activities                             (31)        (5,905)       (5,968)
                                      -----------    -----------   -----------


Cash Flows from Investing Activities
                                      -----------    -----------   ----------

                                               -              -            -
                                      -----------    -----------   ----------

Cash Flows from Financing Activities:
     Issuance of common stock                  -              -       10,100
                                      -----------    -----------   ----------
  Net Cash Provided by Financing
    Activities                                 -              -       10,100
                                      -----------    -----------   ----------

Increase (decrease) in Cash                  (31)        (5,905)       4,132

Cash, Beginning of Period                  4,163         10,100            -
                                      -----------    -----------   ----------

Cash, End of Period                   $    4,132     $    4,195    $   4,132
                                      ==========     ==========    =========

Interest Paid                         $        -     $        -    $       -
                                      ==========     ==========    =========

Income Taxes Paid                     $        -     $        -    $       -
                                      ==========     ==========    =========



The accompanying notes are an integral part of the financial statements.

          COMMONWEALTH EQUITIES, INC.
          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO FINANCIAL STATEMENTS
          December 31, 2002 (Unaudited)

(1)   Condensed Financial Statements

The financial statements included herein have been prepared by Commonwealth Equities, Inc. (A Development Stage Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Commonwealth Equities, Inc. (A Development Stage Company) believes that the disclosures are adequate to make the information presented not misleading. The amounts shown for March 31, 2002 are derived from the March 31, 2002 audited financial statements. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002, filed with the Securities and Exchange Commission.
While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by Commonwealth Equities, Inc. (A Development Stage Company) later in the year.

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

(3)  Related Party

The Company owes advances of $11,175 made to it by Prime Rate Income &
Dividend Enterprises, Inc., the previous fifty-percent owner, a related party. Prime Rate Income & Dividend Enterprises, Inc. transferred its assets to Pride, Inc., who became the current fifty-percent owner of the Company. Pride, Inc. advanced an additional $1,075 to the Company during the period ended
December 31, 2002.  At December 31, 2002 a total of $12,250 was owed to
Pride, Inc.

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

The Company generated no revenues during the quarter ended December 31, 2002, and management does not anticipate any revenues until following the conclusion of a merger or acquisition.

The Company's assets are limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At December 31, 2002, the Company had no material commitments for capital expenditures.

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


(Registrant)                   Commonwealth Equities, Inc.
                               (A Development Stage Company)



(Date)                         January 10, 2003
BY(Signature)                  /s/Peter Porath
(Name and Title)               Peter Porath,

                      CERTIFICATION PURSUANT TO
             18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Commonwealth Equities, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Porath, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



----------------------------------------------------------------------
BY(Signature)                     /s/Peter Porath
(Name and Title)                  Peter Porath,
                                  President and Chief Executive Officer
(Date)                            January 10, 2003

                        CERTIFICATION PURSUANT TO
            18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Commonwealth Equities, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. Schumacher, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



----------------------------------------------------------
BY(Signature)                   /s/Michael L. Schumacher
(Title)                         Vice President and Chief Financial Officer
(Date)                          January 10, 2003

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

(Date)                                  January 10, 2003
BY(Signature)                           /s/ Peter Porath
(Name and Title)                        Peter Porath,
                                        President and Chief Executive Officer

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

(Date)                              January 10, 2003
BY(Signature)                       /s/Michael L. Schumacher
(Name and Title)                    Michael L. Schumacher,
                                    Vice President and Chief Financial Officer