Form 10KSB
period 2003-03-31
SUN VACATION PROPERTIES CORP
filed 2003-07-29
CIK 1166016

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
     For the fiscal year ended          March 31, 2003
                                       ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
     For the transition period from               to
                                    -------------    -------------
Commission file number: 000-49615
                       -----------

                  Sun Vacation Properties Corporation
    ---------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

                        74-923 Hwy 11, Suite 185
                    Indian Wells, California 92210
                           (760) 250-9741
                --------------------------------------
                Address of Principal Executive Offices

                  Nevada                       41-098849
        ----------------------        -----------------------------
       (State of incorporation)      (IRS Employer Identification #)


     Securities registered under Section 12(b) of the Exchange Act:   None

     Securities registered under Section 12(g) of the Exchange Act:
                 Common Stock, par value $.001 per share
                 Preferred Stock, par value $.001 per share


[X] Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

[ ] Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year:  $0

The number of shares outstanding of the Registrant's common stock as of March 31, 2003 was 4,973,099

The number of shares outstanding of the Registrant's preferred stock as of March 31, 2003 was 0

Transitional Small Business Disclosure Format:   [   ]  YES    [ X ]   NO

                            Table of Contents
                            -----------------
                                                                 Page
                                                                 ----
Description of Business                                            3

Description of Property                                            3

Legal Proceedings                                                  3

Submission of Matters to a Vote of Security Holders                4

Market for Common Equity and Related Stockholder Matters           4

Management's Discussion and Analysis or Plan of Operations         5

Financial Statements                                               6

Changes In / Disagreements with Accountants Disclosure             17

Directors, Executive Officers, Promoters and Control Persons       17

Executive Compensation                                             18

Security Ownership of Certain Beneficial Owners and Management     19

Certain Relationships and Related Transactions                     19

Exhibits and Reports on Form 8-K                                   20

Index to Exhibits and Reports                                      20

Controls and Procedures                                            20

Signatures                                                         21

Certification                                                      22

Description of Business
-----------------------
General
-------
Sun Vacation Properties Corporation (formally known as Commonwealth Equities, Inc.) is a development stage company, which intends to own and operate vacation properties and projects. Management has begun to search for target companies and projects, with the intention of acquiring and developing leisure resorts and vacation programs in desirable locations that address the consumer's needs for leisure, wellness and balance.

Name of Corporation / Subsequent and Pending Events
---------------------------------------------------
On February 7, 2003, Commonwealth Equities, Inc. entered into an Agreement and Plan of Reorganization with Sun Vacation Properties Corporation. As part of the reorganization, Sun Vacation Properties Corporation became a wholly owned subsidiary of Commonwealth Equities, Inc. As a result of Commonwealth Equities, Inc.'s merger with Sun Vacation Properties Corporation, the company changed its name to Sun Vacation Properties Corporation.

The common stock of Sun Vacation Properties Corporation (formally known as Commonwealth Equities, Inc.) is traded on the NASDAQ Bulletin Board under the symbol "SVPC".

The Company has a March 31st fiscal year end.

Employees
---------
Currently, the company has two employees: (1) the president and a director of the corporation and, (2) a director of the corporation.

Description of Property
-----------------------
Sun Vacation Properties Corporation currently has no properties or agreements to acquire any properties, at this time. The president of Sun Vacation Properties Corporation currently provides office facilities for the company, for which the company pays no compensation. Sun Vacation Properties Corporation does not believe that it will need to establish or maintain any other or additional office facilities in the near term at its present level of operations.

Legal Proceedings
-----------------
No legal proceedings were initiated or served upon the company in the fiscal year ending March 31, 2003. On February 17, 2003, the Company entered into an agreement with a venture capital fund to supply the Company with $250,000 of debt financing. The agreement calls for a placement fee of $77,500 in conjunction with this loan, of which the company has paid $15,000. Under this agreement, the Company has been advanced $35,000, which is due August 17, 2003, is unsecured, and accrues interest of 18% pa at the due date. Because the fund has not advanced the remainder of the amount due, the Company is taking measures to dispute the amount of fees claimed, and is attempting to recover a portion of the fees paid. The ultimate outcome of these measures cannot be determined.

Submission of Matters to a Vote of Security Holders
---------------------------------------------------
As of February 17, 2003 Sun Vacation Properties Corporation (formerly Commonwealth Equities, Inc.) has issued and outstanding 49,730,615 shares of common stock, the only outstanding class of voting securities for Sun Vacation Properties Corporation. As of February 17, 2003, the holders of 29,579,942 (60%) shares of the issued and outstanding common stock of Sun Vacation Properties Corporation approved the following actions:

  1. As a effect of the merger between Commonwealth Equities, Inc. and Sun Vacation Properties Corporation, a change in the domicile of the corporation to the State of Nevada.

  2. A change in the name of the corporation from Commonwealth Equities, Inc. to Sun Vacation Properties Corporation.

  3.   A reverse 1:10 stock split.

  4. An increase in the number of shares of authorized common stock to 200,000,000; and, an increase in the number of authorized shares of preferred stock to 25,000,000.

  5. Ratification of Von G. Batesole to serve as a director of the corporation.

Sun Vacation Properties Corporation incorporates by reference to this Annual Report on Form 10-KSB, the Definitive 14C Information Statement filed with the Securities and Exchange Commission on March 14, 2003; wherein, such further detail as to the preceding actions is provided.

Market for Common Equity and Related Stockholder Matters
--------------------------------------------------------
Market Information
------------------
As of December 11, 2001 the Sun Vacation Properties Corporation (formally known as Commonwealth Equities, Inc) common stock was listed on the NASDAQ Bulletin Board under the symbol "CWEQ". The Symbol was changed to "SVPC" effective April 8, 2003. The quotation provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid price of $0.10 coupled with extremely low volume of trading activity indicate a very limited market for our common stock, at this time.

Holders
-------
Sun Vacation Properties Corporation (formally known as Commonwealth Equities, Inc.) had 4,973,099 shares of common stock issued and outstanding as of March 31, 2003, which were held by approximately 1,025 shareholders.

Recent Issuance of Securities
-----------------------------
Effective by approval of a majority of the company's stockholders and unanimously approved by the board of directors, the company executed a reverse stock split of 1:10 for all shares issued and outstanding, that resulted in there being 4,973,099 shares issued and outstanding at March 31, 2003.

Dividend Policy
---------------
Sun Vacation Properties Corporation (formally known as Commonwealth Equities, Inc.) has not paid a cash dividend on its common stock in the past 12 months. The company does not anticipate paying any cash dividends on its common stock in the next 12 month period. Management anticipates that earnings, if any, will be retained to fund the company's working capital needs and the implementation of its business plan. The payment of any dividends is at the discretion of the Board of Directors.

Management's Discussion and Analysis or Plan of Operations
----------------------------------------------------------
Overview
--------
Sun Vacation Properties Corporation (formally known as Commonwealth Equities, Inc.) is in the developmental stages and has had no revenues. Management has begun an extensive search for target companies and projects that would fit its model. Our intention is to acquire and develop leisure resorts and vacation programs in highly desired locations that address the consumer's constant quest for leisure time, wellness and balance.

In order to fund initial operations, Sun Vacation Properties Corporation entered into certain loans with interest rates and fees as detailed in the financial statements. The Company also agreed to issue shares on certain parts of the loans as part of the required fee structure for these loans, as well as the issuance of shares to the outgoing directors of Commonwealth Equities, Inc. For purposes of these share issuances, the Company has reported the cost of shares at a price of five cents. The Company also cancelled shares of Commonwealth Equities, Inc. held by its wholly owned subsidiary, totaling 226,939 shares. These shares were carried at a cost base on the Company's books of $310,000.

It is management's belief that actions taken have laid the foundation to allow for expansion of the Company through acquisition in the travel and hospitality industry, both in the United States and Internationally.

RESULTS OF OPERATIONS
---------------------
Year Ended March 31, 2002
-------------------------
The company earned no revenue for the period from inception (December 31, 2002) through March 31, 2003. Operating expenses were approximately $141,530 during the same period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At March 31, 2003 the Company had an unrestricted cash balance of approximately $15,494, which constituted all of the company's current assets. Current liabilities totaled approximately $439,521, resulting in negative net working capital of approximately ($424,027).

FINANCIAL POSITION
------------------
Stockholders' equity totaled approximately ($424,027) at March 31, 2003, which included an accumulated deficit of ($141,530) for the period.

Forward-Looking Statements
--------------------------
Certain statements concerning the Company's plans and intentions included herein may constitute forward-looking statements for purposes of the Securities Litigation Reform Act of 1995 for which the Company claims a safe harbor under that Act. There are a number of factors that may affect the future results of the Company, including, but not limited to, (a) the ability of the company to obtain additional funding for operations, (b) the continued availability of management to develop the business plan and (c) successful development and market acceptance of the company's products.

                 Sun Vacation Properties Corporation
            (formally known as Commonwealth Equities, Inc.)
                          Financial Statements
                            March 31, 2003

                               Contents
                               --------

                                                             Page
                                                             ----
  Independent Auditor's Report                                 7

  Financial Statements

     Balance Sheet                                             8

     Statement of Operations                                   9

     Statement of Stockholders' Equity (Deficit)               10

     Statement of Cash Flows                                   11

     Notes to Financial Statements                           12-16

          Report of Independent Certified Public Accountants

The Board of Directors
Commonwealth Equities, Inc.

Ladies and Gentlemen:

We have audited the accompanying balance sheets of Sun Vacation Properties, Inc. (Formerly Commonwealth Equities, Inc.) (A Development Stage Company) as of March 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the period from December 31, 2002 (inception) through March 31, 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Commonwealth Equities, Inc. as of March 31, 2003, and the results of its operations, changes in its stockholders' equity and its cash flows for the period from December 31, 2002 (inception) through March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has minimal working capital and no business operations, which raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BY(Signature)                    /s/ Miller and McCollom

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
July 14, 2003

                    SUN VACATION PROPERTIES CORPORATION
                   (formerly Commonwealth Equities, Inc.)
                      (A Development Stage Company)


                            BALANCE SHEET

                                               For the Year Ending
                                                  March 31, 2003
                                               -------------------
                               Assets
                               ------
   Current Assets
   Cash                                           $    15,494
                                                  -----------
        Total Current Assets                           15,494

        Total Assets                              $    15,494
                                                  ===========
                   Liabilities and Stockholders' Equity
   Current Liabilities
     Accrued interest and fees                    $    22,855
     Notes payable, short term                        281,666
     Notes payable, related parties                   135,000
                                                  -----------
       Total Current Liabilities                      439,521

   Commitments and Contingencies

      Stockholders' (Deficit)
       Preferred Stock, $.001 par value
        Authorized 25,000,000 shares;
        no shares issued and outstanding                    -
       Common Stock, $.001 par value
        Authorized 200,000,000 shares;
        4,973,099 shares issued and outstanding         4,973
       Additional paid-in capital                     371,765
       Accumulated deficit                           (659,235)
       Deficit accumulated during the development
        period                                       (141,530)
                                                   -----------
     Total Stockholders' (Deficit)                   (424,027)
     Total Liabilities and Stockholders' (Deficit)
                                                   $    15,494
                                                   ===========

The  accompanying notes are an integral part of these financial statements.

                     SUN VACATION PROPERTIES CORPORATION
                   (formerly Commonwealth Equities, Inc.)
                      (A Development Stage Company)

                         STATEMENT OF OPERATIONS
          December 31, 2002 (Inception) Through March 31, 2003

   Revenues                                      $           -

    General and Administrative Expenses:
     Consulting fees paid by issuing stock              27,503
     Consulting fees                                    33,500
     Professional fees                                   6,000
     Interest and loan fees                             22,855
     Other administrative expenses                      51,672
                                                 -------------
     Total general and administrative
       expenses                                        141,530
                                                 -------------
     Net (loss) before income taxes                   (141,530)

     Provision for income taxes                              -
                                                 -------------
     Net (loss))                                 $    (141,530)
                                                 ==============
     Net (loss) per common share                 $       (0.06)
                                                 ==============
     Weighted average common shares outstanding      2,489,300
                                                 --------------

The accompanying notes are an integral part of these financial statements.

                     SUN VACATION PROPERTIES CORPORATION
                   (formerly Commonwealth Equities, Inc.)
                      (A Development Stage Company)

                     STATEMENT OF STOCKHOLDERS' EQUITY
           December 31, 2002 (Inception) Through March 31, 2003

                                                           Deficit
                                                         Accumulated
                                                          during the
                   Common Stock     Paid-in  Accumulated Development
                Shares    Amount    Capital    Deficit     Period    Total
              ----------  --------  ---------  ---------   -------   -------
Common stock
 issued,
 December 31,
 2002 for
 services      1,000,000    $1,000  $    -    $     -    $     -    $   1,000

Common stock
 issued,
 January 16,
 2003 for
 services      9,000,000     9,000        -         -          -        9,000

Adjustment
 for
 recapital-
 ization,
 pursuant to
 reverse
 acquisition  (5,150,020)   (5,150) 664,385   (659,235)         -           -

Common stock
 issued,
 February 7,
 2003 for
 services        350,058       350   17,153          -          -      17,503

Net (loss)
 for the
 period from
 inception)
 December 31,
 2002)
 through
 March 31,
 2003                  -         -         -         -    (141,530)  (141,530)

Cancellation
 of shares
 held by
 subsidiary     (226,939)     (227) (309,773)         -          -   (310,000)

Balance,
 March 31,
 2003          4,973,099    $4,973  $371,965  $(659,235) $(141,530) $(424,027)


The accompanying notes are an integral part of these finacial statements.

                     SUN VACATION PROPERTIES CORPORATION
                   (formerly Commonwealth Equities, Inc.)
                      (A Development Stage Company)
                         STATEMENT OF CASH FLOWS
           December 31, 2002 (Inception) Through March 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                    $    (141,530)
Reconciling adjustments:
     Common stock issued for services                       27,503
Change in operating assets and liabilities:
     Accrued interest and fees                              22,855
                                                     --------------
Net cash (used for) operating activities                   (91,172)

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from note payable                            106,666
                                                     -------------
Net cash provided by financing activities                  106,666
                                                     -------------
Net change in cash                                          15,494
Beginning cash balance                                           -
Ending cash balance                                  $      15,494
                                                     =============
Supplemental disclosure of cash flow information:
     Cash paid during the period for                             -
     Interest                                        $           -
     Income taxes

     Notes payable issued for stock in connection
      with reverse acquisition                       $     310,000


The accompanying notes are an integral part of these financial statements.

                    SUN VACATION PROPERTIES CORPORATION
                   (formerly Commonwealth Equities, Inc.)
                      (A Development Stage Company)
                        Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------
This summary of significant accounting policies of Sun Vacation Properties Corporation is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

Organization and Description of Business
----------------------------------------
The Company was incorporated in the State of Minnesota as Warren B. Johnson & Associates, Inc. On May 15, 1968, the Company amended its name to International House of Diamond Jim's, Inc., on February 25,1969, the Company amended its name to Warren Johnson's, Inc.; and on February 25, 1971, the Company amended its name to Commonwealth Equities, Inc., and re-domiciled as a Delaware corporation. The Company renewed its charter on August 8, 1995.

On April 7, 2003 as a result of the Company's merger with Sun
Vacation Ownership, Inc (Note 8), the Company changed its name to Sun Vacation Ownership Corporation and re-domiciled as a Nevada Corporation.

As described in Note 8, comparative financial statements presented are those of the acquiring company in the reverse acquisition. Because the acquiring company had been formed on December 31, 2002, no financial information is presented before that date.

The Corporation is a development-stage company, which plans to own and operate vacation properties.

Revenue Recognition
-------------------
The company does not yet have any revenues. It is the company's policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements. Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

Use of Estimates
----------------
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings (Loss) Per Share
-------------------------
Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. The company does not show diluted earnings per share because it would be anti-dilutive.

                    SUN VACATION PROPERTIES CORPORATION
                   (formerly Commonwealth Equities, Inc.)
                      (A Development Stage Company)
                        Notes to Financial Statements
Estimated Fair Value of Financial Instruments
---------------------------------------------
The carrying value of accounts payable, and other financial instruments reflected in the financial statements, approximates fair value due to the short-term maturity of the instruments. The fair value of its notes payable cannot be determined because there is no market for similar investments.

Comprehensive Income
--------------------
The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income".
SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The company currently has no components of comprehensive income other than net loss.

Income Taxes
------------
The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Valuation of Long-Lived Assets
------------------------------
The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Other
-----
The Company's fiscal year end is March 31.
The Company paid no dividends during the periods presented.
The Company consists of one reportable business segment.
All of the Company's assets are located in the United States.

Note 2 - Basis of Presentation - Going Concern
----------------------------------------------
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has minimal working capital and no business operations. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management plans to raise additional capital in accordance with its business plan.

                    SUN VACATION PROPERTIES CORPORATION
                   (formerly Commonwealth Equities, Inc.)
                      (A Development Stage Company)
                        Notes to Financial Statements
Note 3 - Development Stage Company
----------------------------------
Based upon the Company's business plan, it is a development stage enterprise. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Note 4 - Notes Payable and Contingencies
----------------------------------------
On January 23, 2003, the Company issued a promissory note to the president of the Company in the amount of $25,000. The note is due March 31, 2003, and is secured by 100,000 shares of the Company's common stock. The note accrues interest and fees of $10,000 at the due date. This note was paid in full subsequent to year-end.

On February 6, 2003, the Company issued a promissory note in the amount of $200,000. The note is due June 11, 2003, and is secured by 2,500,000 shares of Company's common stock which are owned by the Company's president. The note accrues interest and fees of $85,000 at the due date, plus 570,000 shares of common stock. Subsequent to year-end, this note was extended to August 31, 2003.

On February 7, 2003, the Company issued a promissory note in the amount of $110,000 to a group which includes a director of the company. The note is due April 8, 2003, and is secured by the personal guarantee of the Company's president. The note accrues interest of 18%pa at the due date. This note was paid in full subsequent to year-end.

On February 7, 2003, the Company issued promissory notes in the amount of $16,666. The notes are due April 8, 2003, and are unsecured. The notes accrue interest of 5%pa at the due date. These notes were paid in full subsequent to year-end.
On February 17, 2003, the Company entered into an agreement with a venture capital fund to supply the Company with $250,000 of debt financing. The agreement calls for a placement fee of $77,500 in conjunction with this loan, of which the company has paid $15,000. Under this agreement, the Company has been advanced $35,000, which is due August 17, 2003, is unsecured, and accrues interest of 18%pa at the due date. Because the fund has not advanced the remainder of the amount due, the Company is taking measures to dispute the amount of fees claimed, and is attempting to recover a portion of the fees paid. The ultimate outcome of these measures cannot be determined.

On March 27, 2003, the Company issued a promissory note in the amount of $30,000. The note is due September 27, 2003, and is unsecured. The note accrues interest at the rate of $800.00 per month.

Note 5 - Stockholders' Equity
-----------------------------
During the period from its inception (December 31, 2002) to January 31, 2003, the Company issued 10,000,000 shares of its common stock in exchange for consulting services.
In conjunction with the Company's reorganization agreement
(Note 8), the company issued 350,058 shares of common stock to the Company's former officers and directors. The shares were valued at $17,503 ($.05 per share), which was the Company's estimate of the fair market value of the shares at the time issued. On April 7, 2003, the Company executed a 10-for-1 reverse split of its outstanding common shares, with fractional shares rounded up to the next whole share. All share quantities and per-share amounts in the financial statements reflect the post-split values.

                    SUN VACATION PROPERTIES CORPORATION
                   (formerly Commonwealth Equities, Inc.)
                      (A Development Stage Company)
                        Notes to Financial Statements
Note 6 - Income Taxes
---------------------
The Company recorded no income tax expense during the period ending March 31, 2003.

As of March 31, 2003, the Company had approximately $141,530 of net operating loss carryforward that expires in 2023. The Company had an estimated deferred tax asset of $21,230 related to the net operating loss carryforward, which was an increase for the period of the same amount. A valuation allowance has been provided for the total amount of the deferred tax asset, since the amounts, if any, of future revenues necessary to be able to utilize the carryover, are uncertain.

Because of tax regulations involving change of ownership, net operating loss carryforwards before the reorganization (Note 8) are not available.

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

     Income tax benefit at statutory rate resulting from net operating
     loss carryforward                       (15%)
                                          -----------
     Deferred income tax allowance            15%
                                          -----------
                                               0%
                                          ===========



Note 7 - Risks and Uncertainties
--------------------------------
The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for launching a new business venture.

Note 8 - Reorganization
-----------------------
On February 7, 2003, Sun Vacation Properties, Inc. (SUN) acquired 226,939 shares of the Commonwealth Equities, Inc.
(CWEQ), which was a controlling interest. In the same date, the parties entered into an Agreement and Plan of Reorganization, whereby the shareholders of the SUN exchanged 100% of the outstanding shares of SUN for 4,446,643 shares of CWEQ, and SUN became a wholly-owned subsidiary of CWEQ. The agreement also calls for the issuance of 350,058 shares of CWEQ to its former directors and consultants (Note 5). After the transaction, the shareholders SUN hold more than 90% of the outstanding shares of CWEQ.

SUN was incorporated in the State of Nevada on December 31, 2002. Because the surviving shareholders are those of SUN, the Company has accounted for the acquisition as a reverse acquisition, which is a capital transaction and not a business combination. Accordingly, an adjustment was made to the consolidated equity accounts of SUN to reflect the capital structure of CWEQ, and the financial statements include only the results of operations of SUN from the date of acquisition.
On April 7, 2003, SUN was merged into CWEQ, and on April 7,
2003, the Company changed its name to Sun Vacation Ownership, Inc.

                    SUN VACATION PROPERTIES CORPORATION
                   (formerly Commonwealth Equities, Inc.)
                      (A Development Stage Company)
                        Notes to Financial Statements

Note 9 - Recent Accounting Pronouncements
-----------------------------------------
On December 31, 2002, the FASB issued FASB Statement No.
148 (SFAS 148), Accounting for Stock-Based Compensation
Transition and Disclosure, amending FASB Statement No. 123
(SFAS 123), Accounting for Stock-Based Compensation. This
Statement amends SFAS 123 regarding methods of transition for entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, and to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and also amends APB
Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company does not expect that the provisions of SFAS No. 148 will have a material impact on its financial position, its results of operations or its cash flows.

On November 25, 2002, the FASB issued FASB Interpretation
No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (SFAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.

FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The Company does not expect that the adoption of FIN 45 will have a material impact on its financial position, its results of operations, or its cash flows and had no effect on its disclosures in its financial statements for the year ended January 31, 2003.

Changes In / Disagreements with Accountants on Accounting/Financial Disclosure
------------------------------------------------------------------------------
There have been no disagreements between the company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Directors, Executive Officers, Promoters and Control Persons
------------------------------------------------------------
The directors and officers are as follows:

    NAME                      AGE                POSITION (S)
    ----                      ---                ------------
Von G. Batesole                53             President, Director
Peter Porath                   71                   Director

Von G. Batesole is an experienced property developer,   with
particular emphasis in acquisitions and financing of properties. From 1994 to present, Mr. Batesole has been a real estate entrepreneur focusing his efforts on building one of the largest vacation ownership programs in China. From 1984 to 1994, Mr. Batesole was president of International Realty and vice-president of Speer Development, both subsidiaries of Continental Paragon Corporation, in Seattle, Washington. In these positions he was responsible for analyzing real estate costs for acquisition of existing complexes and acquiring land for development of new projects.

Peter Porath served as president and a director of the Company since November 2000. Mr. Porath also served as president and a director of Vacation Ownership Marketing, Inc. until August 2001.

There are no relationships by blood or marriage amongst the officers and directors of Sun Vacation Properties Corporation.

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of Sun Vacation Properties Corporation, as pertaining to vacancies, shall hold office until his successor is elected and qualified.

Executive Compensation
----------------------
Compensation Summary
--------------------
The following sets forth the aggregate cash compensation paid for services rendered during the last fiscal year.

                                        Fiscal     Salary         Other
Name and Principal Position   Year   Compensation   Bonus     Compensation
---------------------------   ----   ------------  ------     ------------
Von G. Batesole.              2002        0           0             0
President, Director

Peter Porath                  2002        0           0             0
Director

Notes:
------
None of the company's officers and/or directors receive any compensation for their respective services rendered to the company, nor have they received such compensation in the past. Officers and directors have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the company has generated sufficient revenues from its operations.

As of March 31, 2003, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.
We do not pay members of our Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Compensation of Directors
-------------------------
There was no compensation paid to any directors of Sun Vacation
Properties Corporation as director's fees.

Employment Agreements
---------------------
No formal employment agreements currently exist with any officer or employee.

Long-Term Incentive Plan
------------------------
None

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
To the best knowledge of the Company, based on reports received pursuant to rule16a-3(e) of the 1934 act, all reports required to be filed pursuant to rule 16a-3(e) were filed as of the date of this report.

Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------
The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned as of March 31, 2003:

      Name and Address           Amount and Nature       Percent
     of Beneficial Holder     of Beneficial Ownership   of Class
     --------------------     -----------------------   --------
   Capital Consulting Group       2,443,000 shares        49.1%
      Von G. Batesole
    611 S. Palm Canyon #7,
         Suite 443
  Palm Springs, California

        Peter Porath                100,019 shares        2.0 %
     444 Park Forest Way
     Wellington, Florida

   BBX Unit Investment Trust        292,498 shares        5.9 %
   c/o Pecos Financial, LLC
  5710 LBJ Freeway, Suite 215
       Dallas, Texas

    Directors and Officers as
           a group                2,543,019 shares       51.1 %

Note:
-----
     Von G. Batesole is the President and a Director of Sun Vacation Properties Corporation, and owns 100% of the outstanding capital stock in Capital Consulting Group.

As of March 31, 20032 there were approximately 1,025 shareholders of record of the company's common stock.

Certain Relationships and Related Transactions
----------------------------------------------
 On January 23, 2003, the Company issued a promissory note to the president of the Company in the amount of $25,000. The note is due March 31, 2003, and is secured by 100,000 shares of the Company's common stock. The note accrues interest and fees of $10,000 at the due date. This note was paid in full subsequent to year-end.

On February 6, 2003, the Company issued a promissory note in the amount of $200,000. The note is due June 11, 2003, and is secured by 2,500,000 shares of Company's common stock which are owned or controlled by the Company's president. The note accrues interest and fees of $85,000 at the due date, plus 570,000 shares of common stock. Subsequent to year-end, this note was extended to August 31, 2003.

On February 7, 2003, the Company issued a promissory note in the amount of $110,000 to a group which includes a director of the company. The note is due April 8, 2003, and is secured by the personal guarantee of the Company's president. The note accrues interest of 18%pa at the due date. This note was paid in full subsequent to year-end.

Exhibits and Reports on Form 8-K
--------------------------------
Exhibits
--------
Sun Vacation Properties Corporation incorporates by reference the following:

1. Report on Form 8K, as amended, filed April 24, 2003 with the Securities and Exchange Commission; re: Change in Control, Acquisition or Disposition of Assets, and Other Events.

2. Definitive Information Statement on Schedule 14C as filed with the Securities and Exchange Commission on March 14, 2003.

3. Quarterly Financial Report on Form 10QSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on February 7, 2003.

Sun Vacation Properties Corporation includes herewith
Certification of Chief Executive Officer and Principal Accounting
Officer as Exhibit 99.1 to this Annual Report on Form 10-KSB for the fiscal year 2002.

Index to Exhibits and Reports
-----------------------------
Sun Vacation Properties Corporation includes herewith the following exhibits:

  99.1    Certification of Chief Executive Officer and
          Principal Accounting Officer pursuant to
          18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

Controls and Procedures
-----------------------
Sun Vacation Properties Corporation management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial
Officer completed their evaluation.

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                        Sun Vacation Properties Corporation

BY(Signature)                       /s/ Von G. Batesole
(Name and Title)                    Von G. Batesole, President, Director


(Date)                              July 23, 2003





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Registrant)                         Sun Vacation Properties Corporation

BY(Signature)                        /s/ Von G. Batesole
(Name and Title)                     Von G. Batesole, President, Director

BY(Signature)                        /s/ Peter Porath
(Name and Title)                     Peter Porath, Director


(Date)                               July 23, 2003




CERTIFICATION
-------------
I, Von G. Batesole., certify that:

1. I have reviewed this annual report on Form 10-KSB of Sun
Vacation Properties Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all siginificant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Date)                                       July 23, 2003

BY(Signature)                                /s/ Von G. Batesole

Von G. Batesole
Principal Executive Officer and Principal Accounting Officer