Form 10QSB
period 2003-06-30
SUN VACATION PROPERTIES CORP
filed 2003-09-18
CIK 1166016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ended

Commission file number 000-49615

__________SUN VACATION PROPERTIES CORPORATION______
(Exact name of small business as specified in its charter)

Nevada
(State or other jurisdiction of
incorporation or organization)

41-098849
(IRS Employer Identification #)

74-923 Hwy 11, Suite 185
Indian Wells, California 92210
(Address of principal executive offices)

(760) 250-9741
(Telephone Number)

(Former name, former address, and former fiscal year, if changed since last report)

The number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock 5,120,915 as of June 30, 2003

Transitional Small Business Disclosure Format: [ ] YES [ X ] NO

I

Sun Vacation Properties Corporation

Quarterly Report

II

Sun Vacation Properties Corporation

Quarterly Report

INDEX TO FINANCIAL STATEMENTS

SUN VACATION PROPERTIES CORPORATION

FINANCIAL STATEMENTS

June 30, 2003

Page

Financial Statements:

Balance Sheet	4

Statement of Operations	5

Statement of Cash Flows
6

Notes to Financial Statements
7

Sun Vacation Properties Corporation
(formerly Commonwealth Equities, Inc.)
(A Development Stage Company)

BALANCE SHEETS

ASSETS
	June 30,	March 31,
	2003	2003
	(Unaudited)	(Note 1)
CURRENT ASSETS
Cash	$235,589	$15,494
Total current assets	235,589	15,494

Deferred acquisition costs	502,889	—

Total assets	$738,478	$15,494

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued interest and fees	$2,100	$22,855
Notes payable, short term	900,000	281,666
Notes payable, related parties	35,000	135,000
Total current liabilities	937,100	439,521

Commitments and contingencies

STOCKHOLDERS’ (DEFICIT)
Preferred Stock, $.001 par value; 25,000,000 shares
authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 200,000,000 shares
authorized, 5,120,915 and 4,973,099 shares issued and
outstanding	5,092	4,973
Additional paid-in capital	728,771	371,765
Accumulated deficit	(659,235)	(659,235)
Deficit accumulated during the development period	(273,250)	(141,530)
Total stockholders’ (deficit)	(198,622)	(424,027)

Total liabilities and stockholders’ (deficit)	$738,478	$15,494

The accompanying notes are an integral part of the financial statements.

Sun Vacation Properties Corporation
(formerly Commonwealth Equities, Inc.)
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)

		December 31,
	Three	2002
	Months	(Inception)
	Ending	though
	June 30, 2003	June 30, 2003
Revenues	$—	$—

General and administrative expenses:
Consulting fees paid by issuing stock	—	27,503
Consulting fees	61,868	95,368
Professional fees	—	6,000
Interest and loan fees	51,575	74,430
Other administrative expenses	18,277	69,949
Total general and administrative expenses	131,720	273,250

Net (loss) before income taxes	(131,720)	(273,250)

Provision for income taxes	—

Net (loss)	$(131,720)	$(273,250)

Net (Loss) per common share	$(.03)	$(.08)

Weighted average common shares outstanding	4,973,099	3,553,785

The accompanying notes are an integral part of the financial statements.

Sun Vacation Properties Corporation
(formerly Commonwealth Equities, Inc.)
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)

		December 31,
	Three	2002
	Months	(Inception)
	Ending	though
	June 30, 2003	June 30, 2003
Cash flows from operating activities:
Net loss	$(131,720)	$(273,250)
Reconciling adjustments:
Common stock issued for services	—	27,503
Change in operating assets and liabilities:
Accrued interest and fees	1,575	24,430
Net cash (used for) operating activities	(130,145)	(221,317)

Cash flows from investing activities:
Acquisition costs	(502,889)	(502,889)
Cash used by financing activities	(502,889)	(502,889)

Cash flows from financing activities:
Advances from shareholders	105,000	105,000
Repayments	(151,871)	(151,871)
Proceeds from note payable	900,000	1,006,666
Cash provided by financing activities	853,129	959,795

Net change in cash	220,095	235,589
Beginning cash balance	15,494	—
Ending cash balance	$235,589	$235,589

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest	$—	$—
Income taxes	$—	$—
Non-cash transactions:
Notes payable issued for stock in connection
with reverse acquisition	$—	$310,000
Notes payable exchanged for common stock	357,125	—

The accompanying notes are an integral part of the financial statements.

Sun Vacation Properties Corporation
(formerly Commonwealth Equities, Inc.)
(A Development Stage Company)

Notes to Financial Statements

Note 1 – Management Statement

The accompanying condensed consolidated financial statements included herein have been prepared by Sun Vacation Properties Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the March 31, 2003 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

Amounts shown for March 31, 2003 were taken from the audited financial statements of that date.

Note 2 – Deferred Acquisition Costs

During the three months ending June 30, 2003, the Company advanced $502,889 in connection with the acquisition of several properties. The Company expects to close the acquisition of these properties within the next twelve months, at which time the amounts advanced will be included in the cost of the properties acquired.

Note 3 – Changes in Stockholders’ Equity and Assumption of Debt

During the three months ending June 30, 2003, the Company’s President agreed to assume certain notes payable owed by the Company, including accrued interest and fees, in exchange for 119,042 shares of common stock. The transaction was valued at $357,125 ($3.00 per share), based on the fair value of the notes payable exchanged. The Company remains contingently liable for one of the notes in the amount of $200,000.

Sun Vacation Properties Corporation

Quarterly Report

Management's Discussion and Analysis of Financial Condition

Overview

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

During the three months ending June 30, 2003, the Company advanced $502,889 in connection with the acquisition of several properties. The Company expects to close the acquisition of these properties within the next twelve months, at which time the amounts advanced will be included in the cost of the properties acquired.

Inverness Hotel Corp (Chenay Bay Resort) is situated in St Croix in the USVI on 30 acres of beachfront property. Existing structures include 46 individual cottages, a pool, restaurant, tennis courts, water sports activity center and a quiet protected bay. The property also began Timeshare operations four years ago and was awarded RCI’s top Gold Crown rating. The total purchase price is as follows:

·	US$500,000 to be paid in the form of cash and promissory note with right of off-set pending audit.
·	Purchase of $150,000 note
·	$3,655,000 by way of assuming the obligations of the Shareholders in the Purchased Corporation and
·	U$2,350,000 by way of the issuance to the Shareholders of 783,334 Common Shares at $3 per share in the capital of the Corporation

The Company has also entered into a Letter of Understanding with the Hainan Hongfeng Real Estate Co (HHRC) to acquire a 60% interest in the following five resorts in China:

·	Paradise & golf resort, Chengdu
·	Lucky Spa & Resort, Longmen, Guiangzhou
·	Valley Resort, Yesampo, Beijing
·	Seaview Resorts, Hainan
·	Forest & Spa Resort, Wuyi, Shanghai

As such the Company has advanced deposits against the Letter of Understanding. The Company anticipates it will have to raise additional capital by way of either placing a mortgage against certain of the properties and/or the issuance of additional equity in order to complete this transaction.

Sun Vacation Properties Corporation

Quarterly Report

The Company has entered into a loan agreement with Ms Svetlana Zabolotnaya on the following terms and conditions:

The principal amount of the loan is $900,000 set for a 12-month term with an interest rate of 10% paid monthly. The loan has been secured by way of an Assignment of a Note and Deed of Trust on the Chenay Bay Resort property. The Corporation also paid a consulting fee in the amount of $50,000 to obtain the loan.

It is management's intention to expand the operations of the Company through acquisitions in the travel and hospitality industry, both in the United States and Internationally.

Forward-Looking Statements

Certain statements concerning the Company's plans and intentions included herein may constitute forward-looking statements for purposes of the Securities Litigation Reform Act of 1995 for which the Company claims a safe harbor under that Act. There are a number of factors that may affect the future results of the Company, including, but not limited to, (a) the ability of the company to obtain additional funding for operations, (b) the continued availability of management to develop the business plan and (c) the availability of resorts at acceptable terms.

Financial Summary

The net loss of $131,720 for the quarterly period ending June 30, 2003 was comprised of consulting fees of $61,868, interest and loan fees of $51,575, and other administrative costs of $18,277.

During the period ending June 30, 2003 the Company's cash position increased by $220,095; cash provided by financing activities was $853,129; cash used in investing activities was $502,889, and cash used in operating activities totaled $130,145.

Controls and Procedures

Sun Vacation Properties Corporation management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

Sun Vacation Properties Corporation

Quarterly Report

OTHER INFORMATION

Item 1. Legal Proceedings

Sun Vacation Properties Corporation has never been in bankruptcy, receivership or any similar legal proceeding, and is not subject to any pending legal proceedings. Sun Vacation Properties Corporation is not aware of any threatened legal proceedings. The foregoing is also true, to the knowledge of the company, with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder.

Item 2. Changes in Securities and Use of Proceeds

During the three months ending June 30, 2003, the Company’s President agreed to assume certain notes payable owed by the Company, including accrued interest and fees, in exchange for 119,042 shares of common stock. The transaction was valued at $357,125 ($3.00 per share), based on the fair value of the notes payable exchanged. The Company remains contingently liable for one of the notes in the amount of $200,000. All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

Sun Vacation Properties Corporation incorporates by reference the Report on Form 8K, as amended, filed April 24, 2003 with the Securities and Exchange Commission; re: Change in Control, Acquisition or Disposition of Assets, and Other Events.

Exhibits

Sun Vacation Properties Corporation includes herewith the following exhibit:

10.1	Loan Agreement, by and between Sun Vacation Properties Corporation and Svetlana Zabolotnaya, on June 19, 2003
99.1	Certification of Chief Executive Officer and Principal Accounting Officer
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Sun Vacation Properties Corporation

Quarterly Report

SIGNATURES

In accordance with the Exchange Act, the registrant has caused this report to be signed on its behalf by the following undersigned, duly authorized.

Sun Vacation Properties Corporation
Registrant

By: \s\ Von G. Batesole, President
Von G. Batesole, President and Director

Date: September 14, 2003

Sun Vacation Properties Corporation

Quarterly Report

CERTIFICATION

I, Von G. Batesole, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Sun Vacation Properties Corporation;
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

6.	The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 14, 2003

/s/ Von G. Batesole
- -----------------------------
Von G. Batesole
Principal Executive Officer and Principal Accounting Officer