Form 10QSB
period 2003-09-30
SUN VACATION PROPERTIES CORP
filed 2003-12-31
CIK 1166016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                        Commission file number 000-49615

                       SUN VACATION PROPERTIES CORPORATION
             (Exact name of registrant as specified in its charter)

                  Nevada                                  41-098849
(State or jurisdiction of incorporation or     (IRS Employer Identification No.)
              organization)

                            74-923 Hwy 11, Suite 185
                         Indian Wells, California 92210
                    (Address of principal executive offices)

                                 (760) 250-9741
                          (Issuer's telephone number)

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

       Securities registered under Section 12(b) of the Exchange Act: None

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,973,099

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                Table of Contents


PART I -FINANCIAL INFORMATION

Item1 - Financial Statements and Notes

Item 2 - Management's Discussion and Analysis of Financial Condition

Item 3 - Controls and Procedures


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Changes in Securities

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

                       SUN VACATION PROPERTIES CORPORATION
                     (formerly Commonwealth Equities, Inc.)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS


                               September 30, 2003

                                                                            Page

Financial Statements:

         Balance Sheet                                                       F-2

         Statement of Operations                                             F-3

         Statement of Cash Flows                                             F-4

         Notes to Financial Statements                                       F-5


                       Sun Vacation Properties Corporation
                     (formerly Commonwealth Equities, Inc.)
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS
                                                              September 30,      March 31,
                                                                  2003             2003
                                                              -------------    -------------
CURRENT ASSETS
    Cash                                                      $         172    $      15,494
    Accounts receivable                                              20,018             --
                                                              -------------    -------------
      Total current assets                                           20,190           15,494

    Deferred acquisition costs                                      557,167             --
                                                              -------------    -------------

           Total assets                                       $     577,357    $      15,494
                                                              =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accrued interest and expenses                             $     112,367    $      22,855
    Notes payable, short term                                     1,240,000          281,666
    Notes payable, related parties                                   35,000          135,000
                                                              -------------    -------------
      Total current liabilities                                   1,387,367          439,521

Commitments and contingencies

STOCKHOLDERS' (DEFICIT)
    Preferred Stock, $.001 par value; 25,000,000 shares
      authorized, no shares issued and outstanding                     --               --
    Common stock, $.001 par value; 200,000,000 shares
      authorized, 5,120,915 and 4,973,099 shares issued and
      outstanding                                                     4,973            4,973
    Additional paid-in capital                                      371,765          371,765
    Accumulated deficit                                            (659,235)        (659,235)
    Deficit accumulated during the development period              (527,513)        (141,530)
                                                              -------------    -------------
           Total stockholders' (deficit)                           (810,010)        (424,027)
                                                              -------------    -------------

           Total liabilities and stockholders' (deficit)      $     577,357    $      15,494
                                                              =============    =============


    The accompanying notes are an integral part of the financial statements.

                       Sun Vacation Properties Corporation
                     (formerly Commonwealth Equities, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                     Three
                                                                     Months
                                                                     Ending
                                                                  September 30,
                                                                      2003
                                                                  -------------

Revenues                                                          $        --

General and administrative expenses:
      Consulting fees paid by issuing stock                                --
      Consulting fees                                                    43,650
      Professional fees                                                  21,797
      Interest and loan fees                                             33,883
      Other administrative expenses                                      76,301
                                                                  -------------
        Total general and administrative expenses                       175,631
                                                                  -------------

Net (loss) before income taxes                                         (175,631)

Provision for income taxes                                                 --
                                                                  -------------

Net (loss)                                                        $    (175,631)
                                                                  =============

Net (Loss) per common share                                       $        (.04)


Weighted average common shares outstanding                            4,973,099

























    The accompanying notes are an integral part of the financial statements.


                       Sun Vacation Properties Corporation
                     (formerly Commonwealth Equities, Inc.)
                          (A Development Stage Company)


                            STATEMENTS OF OPERATIONS

                                                                     December 31,
                                                        Six              2002
                                                       Months         (Inception)
                                                       Ending           through
                                                    September 30,    September 30,
                                                        2003             2003
                                                    -------------    -------------
Revenues                                            $        --      $        --

General and administrative expenses:
      Consulting fees paid by issuing stock                  --             27,503
      Consulting fees                                      87,700          121,200
      Professional fees                                    21,797           27,797
      Interest and loan fees                              181,908          204,763
      Other administrative expenses                        94,578          146,250
                                                    -------------    -------------
        Total general and administrative expenses         385,983          527,513
                                                    -------------    -------------

Net (loss) before income taxes                           (385,983)        (527,513)

Provision for income taxes                                   --               --
                                                    -------------    -------------

Net (loss)                                          $    (385,983)   $    (527,513)
                                                    =============    =============

Net (Loss) per common share                         $        (.08)   $        (.11)


Weighted average common shares outstanding              4,973,099        4,973,099























    The accompanying notes are an integral part of the financial statements.


                       Sun Vacation Properties Corporation
                     (formerly Commonwealth Equities, Inc.)
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS

                                                                     December 31,
                                                         Six              2002
                                                        Months        (Inception)
                                                        Ending          through
                                                    September 30,    September 30,
                                                         2003             2003
                                                    -------------    -------------
Cash flows from operating activities:
    Net loss                                        $    (385,983)   $    (527,513)
    Reconciling adjustments:
      Common stock issued for services                       --             27,503
    Change in operating assets and
    liabilities:
      Accounts receivable                                 (20,018)         (20,018)
      Accrued interest and expenses                        89,512          112,367
                                                    -------------    -------------
Net cash (used for) operating activities                 (316,489)        (407,661)

Cash flows from investing activities:
    Deferred acquisition costs                           (557,167)        (557,167)
                                                    -------------    -------------
Cash used by investing activities                        (557,167)        (557,167)

Cash flows from financing activities:
    Proceeds from note payable                          1,030,000        1,136,666
    Repayments of notes payable                          (171,666)        (171,666)
                                                    -------------    -------------
Cash provided by financing activities                     858,334          965,000

Net change in cash                                        (15,322)             172
Beginning cash balance                                     15,494             --
                                                    -------------    -------------
Ending cash balance                                 $         172    $         172
                                                    =============    =============

Supplemental disclosure of cash flow information:
    Cash paid during the period for -
      Interest                                      $        --      $        --
      Income taxes                                  $        --      $        --

    Notes payable issued for stock in connection
      with reverse acquisition                      $        --      $     310,000








    The accompanying notes are an integral part of the financial statements.

                       Sun Vacation Properties Corporation
                     (formerly Commonwealth Equities, Inc.)
                          (A Development Stage Company)

 Note 1 - Management Statement

The accompanying condensed consolidated financial statements included herein have been prepared by Sun Vacation Properties Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the March 31, 2003 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

Amounts shown for March 31, 2003 were taken from the audited financial statements of that date.

Note 2 - Deferred Acquisition Costs

During the six months ending June 30, 2003, the Company advanced $557,167 in connection with the acquisition of several properties. The Company expects to close the acquisition of these properties within the next twelve months, at which time the amounts advanced will be included in the cost of the properties acquired.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of Sun Vacation's financial condition and results of operations is based upon, and should be read in conjunction with, its unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

During the six months ended June 30, 2003, the Company advanced $502,889 in connection with the acquisition of several properties. The Company expects to close the acquisition of these properties within the next twelve months, at which time the amounts advanced will be included in the cost of the properties acquired.

Acquisitions

Inverness Hotel Corp (Chenay Bay Resort) is situated in St Croix in the USVI on 30 acres of beachfront property. Existing structures include 46 individual cottages, a pool, restaurant, tennis courts, water sports activity center and a quiet protected bay. The property also began Timeshare operations four years ago and was awarded RCI's top Gold Crown rating. The total purchase price is as follows:

o US$500,000 to be paid in the form of cash and promissory note with right of off-set pending audit.

o        Purchase of $150,000 note

o $3,655,000 by way of assuming the obligations of the Shareholders in the Purchased Corporation and

o US$2,350,000 by way of the issuance to the Shareholders of 783,334 Common Shares at $3 per share in the capital of the Corporation.

The Company has also entered into a Letter of Understanding with the Hainan Hongfeng Real Estate Co (HHRC) to acquire a 60% interest in the following five resorts in China:

o        Paradise & golf resort, Chengdu

o        Lucky Spa & Resort, Longmen, Guiangzhou

o        Valley Resort, Yesampo, Beijing

o        Seaview Resorts, Hainan

o        Forest & Spa Resort, Wuyi, Shanghai

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

Results of Operations.

The results of operations reflected in this discussion include the operations of Sun Vacation for the three months ended September 30, 2003.

(a) Revenues.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The Company generated no revenues during the quarter ended September 30, 2003.

(b) Operating Expenses.

Our total expenses were $175,631. This amount includes consulting fees paid by issuing stock in the amount of $43,650.


The expenses we have incurred to date arise primarily from our efforts to obtain services from consultants and other professionals and begin our business operations. At the present time, we do not have adequate cash to maintain our current operations for the next 12 months. For us to implement our business plan and continue business operations, we need to obtain additional working capital through an additional public offering, a private placement or loans. Although we are exploring acquisitions of operating entities in our industry.

(c) Limited Operating History.

Our limited operating history makes predicting future operating results very difficult. We believe that you should not rely on our current operating results to predict our future performance. You must consider our prospects in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Sun Vacation believes that its planned growth and profitability will depend in large part on the ability to promote its brand name, gain clients and expand its relationship with current clients. Accordingly, the company intends to invest heavily in marketing, strategic partnerships, development of our client base, and development of its marketing technology. If Sun Vacation is not successful in promoting its brand name and expanding our client base, this may have a material adverse effect on its financial condition and the ability to continue to operate the business.

In addition, Sun Vacation's success is largely dependent on the personal efforts and abilities of the company's senior management. The loss of certain members of the company's senior management, including the company's chief executive officer and president, could have a material adverse effect on the company's business and prospects.

Liquidity and Capital Resources

Sun Vacation recognizes the need for the infusion of cash during the remainder of 2003 and during 2004. The company is pursuing various financing options. However, there can be no assurance that we will be able to raise additional funds on favorable terms or at all.

Sun Vacation's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. Sun Vacation estimates that it will need to raise several million dollars over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the company. The ability of Sun Vacation to continue as a going concern is dependent on additional sources of capital and the success of the company's business plan. Regardless of whether Sun Vacation's cash assets prove to be inadequate to meet the company's operational needs, the company might continue to compensate providers of services by issuance of stock in lieu of cash.

If funding is insufficient at any time in the future, Sun Vacation may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require the company to:

         -        curtail operations significantly;

         -        sell significant assets; or

In addition, if additional shares were issued to obtain financing, or compensate service providers, existing stockholders may suffer a dilutive effect on their percentage of stock ownership.

Competition.

The travel and hospitality industry is highly competitive. Sun Vacation's future success will depend on its ability to adapt to rapidly changing circumstances, evolving industry standards, product offerings and evolving demands of the marketplace.

         Some of Sun Vacation's competitors have:

         -        longer operating histories;

         -        larger customer bases;

         -        greater  name  recognition  and  longer   relationships   with
                  clients; and

         - significantly greater financial, technical, marketing, public relations and managerial resources than the company.

Competitors may develop or offer services that provide significant price or other advantages over the offerings by Sun Vacation. If the company fails to gain market share or lose existing market share, our financial condition, operating results and business could be adversely affected and the value of the investment in the company could be reduced significantly. Sun Vacation may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

Critical Accounting Policies.

The Securities and Exchange Commission has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, Sun Vacation's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; and (b) non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments Sun Vacation uses in applying these most critical accounting policies have a significant impact on the results Sun Vacation reports in its financial statements.

(a) Use of Estimates in the Preparation of Financial Statements.

The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. Sun Vacation bases its estimates on historical experience and on various other assumptions that is believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b) Stock-Based Compensation Arrangements.

Sun Vacation issues shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances are valued at the fair market value of the service provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions are reflected as a component of selling, general and administrative expenses in the accompanying statement of operations.

Forward Looking Statements.

The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to Sun Vacation estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its plans with respect to maintaining its network, its growth strategy, its plans to improve its manufacturing capability, the need for additional sales and support staff, its operating losses and negative cash flow, the development of a new marketing strategy, its critical accounting policies, its profitability and factors contributing to its future growth and profitability. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the company's ability to develop new technology and introduce new products, its ability to protect its intellectual property, its ability to find additional financing. These forward-looking statements speak only as of the date hereof. Sun Vacation expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the end of the period covered by this report, Sun Vacation carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of Sun Vacation's President. Based upon that evaluation, they concluded that Sun Vacation's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the company's disclosure obligations under the Exchange Act.

Changes in Internal Controls.

There were no significant changes in Sun Vacation's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.


PART II - OTHER INFORMATION


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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

None.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant has caused this report to be signed on its behalf by the following undersigned, duly authorized.

                                             Sun Vacation Properties Corporation
Dated: December 30, 2003                     /s/ Von Batesole
                                             Von Batesole

                                  Exhibit Index


31       Rule 13a-14(a)/15d-14(a) Certification (see below).

32       Section 1350 Certification (see below).