Form 10QSB
period 2003-12-31
SUN VACATION PROPERTIES CORP
filed 2004-03-24
CIK 1166016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,133,099

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

PART I

ITEM 1. Financial Statements and Notes


SUN VACATION PROPERTIES CORPORATION
(formerly Commonwealth Equities, Inc.)
(A Development Stage Company)

FINANCIAL STATEMENTS


December 31, 2003



Financial Statements:                   Page

Balance Shee                            F-2

Statement of Operations                 F-3

Statement of Cash Flows                 F-4

Notes to Financial Statements           F-5

                                 BALANCE SHEETS

                                     ASSETS

                                                   December 31,      March 31,
                                                        2003           2003
                                                    (Unaudited)      (Note 1)
                                                   ------------    ------------

CURRENT ASSETS
   Cash                                            $       --      $     15,494
     Accounts receivable                                 20,018            --
                                                   ------------    ------------
         Total current assets                            20,018          15,494

     Deferred acquisition costs                         642,100            --
                                                   ------------    ------------
         Total assets                              $    662,118    $     15,494
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                  $     10,743    $       --
   Accrued interest and expenses                        150,819          22,855
   Notes payable, short term                          1,229,314         281,666
   Notes payable, related parties                        35,000         135,000
                                                   ------------    ------------
       Total current liabilities                      1,425,876         439,521

Commitments and contingencies

STOCKHOLDERS' (DEFICIT)
  Preferred Stock, $.001 par value;
   25,000,000 shares authorized,
   no shares issued and outstanding                        --              --
  Common stock, $.001 par value;
   200,000,000 shares authorized,
   7,133,099 and 4,973,099 shares
   issued and outstanding                                 7,133           4,973
  Additional paid-in capital                            715,205         371,765
  Accumulated deficit                                  (659,235)       (659,235)
  Deficit accumulated during the
   development period                                  (798,594)       (141,530)
    Less stock pledged for loan                         (28,267)           --
                                                   ------------    ------------
         Total stockholders' (deficit)                 (763,758)       (424,027)
                                                   ------------    ------------

        Total liabilities and
          stockholders' (deficit)                  $    662,118    $     15,494
                                                   ============    ============



    The accompanying notes are an integral part of the financial statements.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Three
                                                                      Months
                                                                      Ending
                                                                   December 31,
                                                                       2003
                                                                   ------------
Revenues                                                           $       --

General and administrative expenses:
  Consulting fees paid by issuing stock                                 192,000
         Consulting fees                                                 40,200
         Professional fees                                                4,771
         Interest and loan fees                                          17,355
         Other administrative expenses                                   16,755
           Total general and                                               --
           administrative expenses                                      271,081
                                                                   ------------

Net (loss) before income taxes                                         (271,081)

Provision for income taxes                                                 --
                                                                   ------------
Net (loss)                                                         $   (271,081)
                                                                   ============
Net (Loss) per common share                                        $       (.04)

Weighted average common shares outstanding  6,100,600



















    The accompanying notes are an integral part of the financial statements.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    December 31,
                                                       Nine            2002
                                                      Months        (Inception)
                                                      Ending          though
                                                   December 31,    December 31,
                                                       2003            2003
                                                   ------------    ------------
Revenues                                           $       --      $       --

General and administrative expenses:
  Consulting fees paid by issuing stock                 127,900         219,503
  Consulting fees                                       192,000         161,400
  Professional fees                                      26,568          32,568
  Interest and loan fees                                199,263         222,118
  Other administrative expenses                         111,333         163,005
     Total general and                                     --              --
      administrative expenses                           657,064         798,594
                                                   ------------    ------------

Net (loss) before income taxes                         (657,064)       (798,594)

Provision for income taxes                                 --
                                                   ------------    ------------
Net (loss)                                         $   (657,064)   $   (798,594)
                                                   ============    ============
Net (Loss) per common share                        $       (.12)   $       (.17)

Weighted average common
  shares outstanding                                  5,655,099       4,736,546



    The accompanying notes are an integral part of the financial statements.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                   December 31,
                                                       Nine            2002
                                                      Months       (Inception)
                                                      Ending          though
                                                   December 31,    December 31,
                                                       2003            2003
                                                   ------------    ------------

Cash flows from operating activities:
  Net loss                                         $   (657,064)   $   (798,594)
  Reconciling adjustments:
    Common stock issued for services                    192,000         219,503
  Change in operating assets and liabilities:
    Accounts receivable                                 (20,018)        (20,018)
    Accrued interest and expenses                       127,964         150,819
                                                   ------------    ------------
Net cash (used for) operating activities               (357,118)       (448,290)

Cash flows from investing activities:
  Deferred acquisition costs                           (516,767)       (516,767)
                                                   ------------    ------------
Cash used by investing activities                      (516,767)       (516,767)

Cash flows from financing activities:
  Proceeds from note payable                          1,030,000       1,136,666
  Repayments of notes payable                          (182,352)       (182,352)
                                                   ------------    ------------
Cash provided by financing activities                   847,648         954,314

Net change in cash                                      (26,237)        (10,743)
Beginning cash balance                                   15,494            --
                                                   ------------    ------------
Ending cash balance                                $    (10,743)   $    (10,743)
                                                   ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for -
    Interest                                       $     57,305    $       --
    Income taxes                                   $       --      $       --

  Notes payable issued for stock
   in connection with reverse
   acquisition                                     $       --      $    310,000

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

Note 2 - Deferred Acquisition Costs

During the nine months ending December 31, 2003, the Company advanced $642,100 in connection with the acquisition of several properties. The Company expects to close the acquisition of these properties within the next twelve months, at which time the amounts advanced will be included in the cost of the properties acquired.

Note 3 - Notes Payable

During the nine months ended December 31, 2003, the Company borrowed $900,000 in connection with the acquisition of a hotel property. The loan bears interest at the rate of 10%pa and is payable in monthly installments of $10,416 per month, with the remainder due June, 2004.

The Company also borrowed $130,000 from an individual under various promissory notes. The notes bear interest at 30%pa. The Company has issued 176,666 shares of common stock to be pledged as security for the notes. The individual has agreed to extend the repayment to

Note 4 - Stockholders' Equity

During the nine months ended December 31, 2003, the Company issued 2,160,000 shares of common stock:

                                                   Weighted
                                                   avg.price
         Description          Shares     Amount    per share    Valuation method
--------------------          -------  --------   ----------    ----------------
Deferred Acquisition Costs    783,334   125,333      .16        Estimated Fair Value
Consulting                  1,200,000   192,000      .16        Estimated Fair Value
Pledged for loan              176,666    28,267      .16        Estimated Fair Value

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

During the nine months ended December 31, 2003, the Company advanced $642,100.00 connection with the acquisition of several properties. The Company expects to close the acquisition of these properties within the next twelve months, at which time the amounts advanced will be included in the cost of the properties acquired.

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

The Company has also entered into a Letter of Understanding with the Hainan Hongfeng Real Estate Co (HHRC) to acquire a 60% interest in the following five resorts in China:

         o        Paradise & golf resort, Chengdu

         o        Lucky Spa & Resort, Longmen, Guiangzhou

         o        Valley Resort, Yesampo, Beijing

         o        Seaview Resorts, Hainan

         o        Forest & Spa Resort, Wuyi, Shanghai

As such the Company has advanced deposits against the Letter of Understanding. The Company anticipates it will have to raise additional capital by way of either placing a mortgage against certain of the properties and/or the issuance of additional equity in order to complete this transaction. The closing of this transaction has been extended until June 30, 2004.

The company has proposed a development for 200 all suite timeshare resortr located within 1 mile of Niagra Falls. The seller on this property has agreed to extend the time for closing on this property until June 30, 2004.

The Company has placed a deposit of $100,000.00 to purchase Cruise Shoppes, Inc. a Florida cruise booking company. The Company intends to complete the 100% acquisition of Cruise for $8.8 million in the Company's stock.

The Company has entered into a loan agreement with Ms Svetlana Zabolotnaya on the following terms and conditions:

The principal amount of the loan is $900,000 set for a 12-month term with an interest rate of 10% paid monthly. The loan has been secured by way of an Assignment of a Note and Deed of Trust on the Chenay Bay Resort property. The Corporation also paid a consulting fee in the amount of $50,000 to obtain the loan. This loan will be restructured.

The company has a loan with Yu Zhong which both parties have agreed to restructure.

It is management's intention to expand the operations of the Company through acquisitions in the travel and hospitality industry, both in the United States and Internationally.

Results of Operations.

The results of operations reflected in this discussion include the operations of Sun Vacation for the nine months ended December 31, 2003.

(a) Revenues.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The Company generated no revenues during the quarter ended December 31, 2003.

(b) Operating Expenses.

Our total expenses were $657,064. This amount includes consulting fees paid by issuing stock in the amount of $127,900.


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

Liquidity and Capital Resources

Sun Vacation recognizes the need for the infusion of cash during 2004. The company is pursuing various financing options. However, there can be no assurance that we will be able to raise additional funds on favorable terms or at all.

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


PART II - OTHER INFORMATION


Item 1. Legal Proceedings

Sun Vacation  Properties is in litigation  regarding  Chenay Bay Resort St. Crox
U.S. Virgin islands with one of the sellers, RF Corporation. The company believes that a settlement can be reached between the parties during the first part of 2004.

There was a small claims judgement taken against the company by a Sheldon Woods. It is the intention of the company to appeal this matter as the company denies these claims and believes it has offsets against Mr. Woods.

Sun Vacation Properties Corporation has never been in bankruptcy, receivership or any similar legal proceeding. Sun Vacation Properties Corporation is not aware of any threatened legal proceedings. The foregoing is also true, to the knowledge of the company, with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder.


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

                                             Sun Vacation Properties
Corporation
Dated: March 23, 2004


 /s/ Von Batesole
----------------------------
Von Batesole

                                  Exhibit Index


31       Rule 13a-14(a)/15d-14(a) Certification (see below).

32       Section 1350 Certification (see below).